Form 10-Q
period 2020-03-31
SKECHERS USA INC
filed 2020-05-08
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of April 24, 2020, 136,173,766 shares of the registrant’s Class A Common Stock, $0.001 par value per share, were outstanding.

As of April 24, 2020, 21,573,045 shares of the registrant’s Class B Common Stock, $0.001 par value per share, were outstanding.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,158,766	$824,876
Short-term investments	130,658	112,037
Trade accounts receivable, less allowances of $27,790 in 2020 and $24,106 in 2019	796,195	645,303
Other receivables	63,685	53,932
Total receivables	859,880	699,235
Inventories	985,659	1,069,863
Prepaid expenses and other current assets	95,444	113,580
Total current assets	3,230,407	2,819,591
Property, plant and equipment, net	787,980	738,925
Operating lease right-of-use assets	1,067,228	1,073,660
Deferred tax assets	48,858	49,088
Long-term investments	77,338	94,589
Goodwill	93,497	71,412
Other assets, net	89,712	45,678
Total non-current assets	2,164,613	2,073,352
TOTAL ASSETS	$5,395,020	$4,892,943
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term borrowings	$16,926	$66,234
Short-term borrowings	13,701	5,789
Accounts payable	624,677	764,844
Operating lease liabilities	189,394	191,129
Accrued expenses	198,292	210,235
Total current liabilities	1,042,990	1,238,231
Long-term borrowings, excluding current installments	669,152	49,183
Long-term operating lease liabilities	977,327	966,011
Deferred tax liabilities	12,948	322
Other long-term liabilities	104,138	103,089
Total non-current liabilities	1,763,565	1,118,605
Total liabilities	2,806,555	2,356,836
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value; 500,000 shares authorized; 131,276 and 131,071 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	131	131
Class B common stock, $0.001 par value; 75,000 shares authorized; 22,408 issued and outstanding at March 31, 2020 and December 31, 2019	22	22
Additional paid-in capital	313,451	306,669
Accumulated other comprehensive loss	(52,819)	(29,993)
Retained earnings	2,086,937	2,037,836
Skechers U.S.A., Inc. equity	2,347,722	2,314,665
Non-controlling interests	240,743	221,442
Total stockholders' equity	2,588,465	2,536,107
TOTAL LIABILITIES AND EQUITY	$5,395,020	$4,892,943

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Sales	$1,242,345	$1,276,756
Cost of sales	694,677	686,247
Gross profit	547,668	590,509
Royalty income	5,248	5,201
	552,916	595,710
Operating expenses:
Selling	74,055	70,214
General and administrative	434,051	359,632
	508,106	429,846
Earnings from operations	44,810	165,864
Other income / (expense):
Interest income	2,307	3,142
Interest expense	(1,999)	(1,277)
Other, net	3,471	(4,986)
Total other income / (expense)	3,779	(3,121)
Earnings before income tax expense	48,589	162,743
Income tax expense	7,429	31,724
Net earnings	41,160	131,019
Net earnings / (loss) attributable to non-controlling interests	(7,941)	22,261
Net earnings attributable to Skechers U.S.A., Inc.	$49,101	$108,758
Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$0.32	$0.71
Diluted	$0.32	$0.71
Weighted average shares used in calculating net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	153,555	153,480
Diluted	154,652	154,134

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Net earnings	$41,160	$131,019
Other comprehensive income, net of tax:
Loss (Gain) on foreign currency translation adjustment	(29,764)	3,452
Comprehensive income	11,396	134,471
Comprehensive income (loss) attributable to non- controlling interests	(14,879)	23,747
Comprehensive income attributable to Skechers U.S.A., Inc.	$26,275	$110,724

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	SHARES		AMOUNT			ACCUMULATED
	CLASS A	CLASS B	CLASS A	CLASS B	ADDITIONAL	OTHER		SKECHERS	NON	TOTAL
	COMMON	COMMON	COMMON	COMMON	PAID-IN	COMPREHENSIVE	RETAINED	U.S.A., INC.	CONTROLLING	STOCKHOLDERS'
	STOCK	STOCK	STOCK	STOCK	CAPITAL	INCOME (LOSS)	EARNINGS	EQUITY	INTEREST	EQUITY
Balance at December 31, 2019	131,071	22,408	$131	$22	$306,669	$(29,993)	$2,037,836	$2,314,665	$221,442	$2,536,107
Net earnings	—	—	—	—	—	—	49,101	49,101	(7,941)	41,160
Foreign currency translation adjustment	—	—	—	—	—	(22,826)	—	(22,826)	(6,938)	(29,764)
Distribution to non-controlling interest of consolidated entity	—	—	—	—	—	—	—	—	(14,865)	(14,865)
Non-controlling interest of acquired businesses	—	—	—	—	—	—	—	—	49,045	49,045
Stock compensation expense	—	—	—	—	12,441	—	—	12,441	—	12,441
Shares issued under the Incentive Award Plan	376	—	—	—	—	—	—	—	—	—
Shares redeemed for employee tax withholdings	(171)	—	—	—	(5,659)	—	—	(5,659)	—	(5,659)
Balance at March 31, 2020	131,276	22,408	$131	$22	$313,451	$(52,819)	$2,086,937	$2,347,722	$240,743	$2,588,465

Balance at December 31, 2018	129,525	23,983	$129	$24	$375,017	$(31,488)	$1,691,276	$2,034,958	$154,317	$2,189,275
Net earnings	—	—	—	—	—	—	108,758	108,758	22,261	131,019
Foreign currency translation adjustment	—	—	—	—	—	1,966	—	1,966	1,486	3,452
Contribution from non-controlling interest of consolidated entity	—	—	—	—	—	—	—	—	7,565	7,565
Distribution to non-controlling interest of consolidated entity	—	—	—	—	—	—	—	—	(1,014)	(1,014)
Purchase of non-controlling interest	—	—	—	—	(71,265)	—	—	(71,265)	(11,629)	(82,894)
Stock compensation expense	—	—	—	—	8,940	—	—	8,940	—	8,940
Shares issued under the Incentive Award Plan	378	—	—	—	—	—	—	—	—	—
Shares redeemed for employee tax withholdings	(170)	—	—	—	(5,816)	—	—	(5,816)	—	(5,816)
Conversion of Class B Common Stock into Class A Common Stock	967	(967)	1	(1)	—	—	—	—	—	—
Repurchases of common stock	(458)	—	—	—	(15,009)	—	—	(15,009)	—	(15,009)
Balance at March 31, 2019	130,242	23,016	$130	$23	$291,867	$(29,522)	$1,800,034	$2,062,532	$172,986	$2,235,518

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net earnings	$41,160	$131,019
Adjustment to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	39,559	27,421
Provision for bad debts and returns	26,277	9,665
Share based compensation	12,441	8,940
Deferred income taxes	(4,885)	3,074
Net settlement gain	(13,877)	—
Other items, net	—	304
Net foreign currency adjustments	6,513	4,422
(Increase) decrease in assets:
Receivables	(187,786)	(218,863)
Inventories	77,539	126,810
Other assets	29,733	(27,229)
Increase (decrease) in liabilities:
Accounts payable	(141,815)	(135,976)
Other liabilities	(19,840)	6,908
Net cash used in operating activities	(134,981)	(63,505)
Cash flows from investing activities:
Capital expenditures	(74,887)	(38,144)
Purchases of investments	(43,788)	(63,580)
Proceeds from sales and maturities of investments	42,418	65,060
Net cash used in investing activities	(76,257)	(36,664)
Cash flows from financing activities:
Repayments on long-term borrowings	(107)	(457)
Proceeds from long-term borrowings	570,767	3,855
Proceeds from short-term borrowings	7,912	7,743
Payments for taxes related to net share settlement of equity awards	(5,659)	(5,816)
Repurchase of Class A common stock	—	(15,009)
Cash used for purchase of non-controlling interest	—	(82,894)
Distributions to non-controlling interests	(14,865)	(1,014)
Net cash provided by (used in) financing activities	558,048	(93,592)
Effect of exchange rate changes on cash and cash equivalents	(12,920)	9,022
Net change in cash and cash equivalents	333,890	(184,739)
Cash and cash equivalents at beginning of the period	824,876	872,237
Cash and cash equivalents at end of the period	$1,158,766	$687,498

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,000	$1,295
Income taxes, net	13,044	18,390
Non-cash transactions:
Land and other assets contribution from non-controlling interest	—	7,565
Note payable contribution from non-controlling interest	—	2,150

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019

(Unaudited)

(1)	GENERAL

Basis of Presentation

Reference in this quarterly report to “Sales” refer to Skechers’ net sales reported under generally accepted accounting principles in the United States. The accompanying condensed consolidated financial statements of Skechers U.S.A., Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S‑X. Accordingly, they do not include certain notes and financial presentations normally required under U.S. GAAP for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

COVID-19

As a result of the current outbreak of coronavirus disease (“COVID-19”), in January 2020, the Company began to experience business disruptions in Asia, including the temporary closure of stores in China and in surrounding areas, modified operating hours in certain stores that remained open, and a decline in store traffic. In late February 2020, the situation escalated as the scope of COVID-19 worsened beyond Asia, with Europe and the United States experiencing significant outbreaks. In March 2020, the COVID-19 outbreak was declared a National Public Health Emergency, in the United States, and also was declared to be a global pandemic by the World Health Organization. In response to COVID-19, certain governments have imposed travel restrictions and local statutory quarantines. The Company is monitoring and reacting to the COVID-19 situation on a daily basis, including conforming to local governments and global health organizations’ guidance, implementing global travel restrictions, and implementing “work from home” measures for many of its employees.

With the wellbeing of the Company’s customers, employees and business partners in mind, the Company temporarily closed its Company-operated stores in North America, Europe, India, Japan, South America, and Central America, effective beginning in the third week of March 2020, and expects a significant portion of these stores to remain closed for the foreseeable future. The majority of the Company’s stores in China and the surrounding regions have reopened, although many with temporarily reduced operating hours and less foot traffic. The Company plans to follow the guidance of local governments and health organizations as well as its own policies to determine when it can reopen all its stores worldwide. As the situation continues to evolve rapidly, the Company is not currently able to predict the exact timing of the remaining stores reopening, which we expect to occur on a country-by-country and location-by-location basis.

The Company is monitoring the impacts COVID-19 has had, and continues to have, on its global supply chain, including potential disruptions of product deliveries. The Company sources the majority of its merchandise outside of the U.S. through open purchase arrangements with independent contract manufacturers primarily located in China and Vietnam. In order to complete production, these vendors’ manufacturing factories are dependent on raw materials from vendors that are primarily located in Asia. The Company is collaborating with its independent contract manufactures to align existing inventory levels and production commitments with expected sales worldwide.

The Company entered this period of uncertainty with a healthy liquidity position and it took immediate, aggressive and prudent actions, including reevaluating all expenditures, including significant reductions in advertising spending, in order to enhance the Company’s ability to meet the business’ short-term liquidity needs, in order to best position the business for its key stakeholders, including the Company’s employees, customers and shareholders. As a precautionary measure, in March 2020, the Company borrowed $490 million on its unsecured revolving credit facility. The Company continues to partner with its vendors, landlords, and lenders to preserve liquidity and mitigate risk during this unprecedented outbreak. In addition, the Company is actively monitoring and assessing the rapidly emerging government policy and economic stimulus responses to COVID-19. The Company’s ecommerce operations remain open to serve the Company’s customers during this unprecedented period of store closures.

The current circumstances are dynamic and the impacts of COVID-19 on the Company’s business operations, including the duration and impact on overall consumer demand, cannot be reasonably estimated at this time. The Company anticipates COVID-19 will have a material adverse impact on its business, results of operations, financial condition and cash flows for the year ending December 31, 2020. As the COVID-19 pandemic is complex and rapidly evolving, the Company’s plans as described above may change.

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

On August 12, 2015, the Company entered into an interest rate swap agreement concurrent with refinancing its domestic distribution center construction loan. On March 18, 2020, HF-T1 and Bank of America, N.A. also executed an amendment to the Swap Agreement (the “Swap Agreement Amendment”) to extend the maturity date of the Interest Rate Swap to March 18, 2025. The Swap Agreement Amendment fixes the effective interest rate on the 2020 Loan at 2.55% per annum. The 2020 Amendment and the Swap Agreement Amendment are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under the Company’s unsecured revolving credit facility dated November 21, 2019. (see Note 5 – Short Term and Long Term Borrowings). The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with U.S. GAAP, credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The majority of the inputs used to value the interest rate swap were within Level 2 of the fair value hierarchy. As of March 31, 2020, the interest rate swap was a Level 2 derivative and was classified as other long-term liabilities in the Company’s condensed consolidated balance sheets.

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

Judgments

The Company considered several factors in determining that control transfers to the customer upon shipment of products. These factors include that legal title transfers to the customer, the Company has a present right to payment, and the customer has assumed the risks and rewards of ownership at the time of shipment. The Company accrues a liability for product returns at the time of sale based on our historical experience. The Company also accrues amounts for goods expected to be returned in salable condition. As of March 31, 2020 and December 31, 2019, the Company’s sales returns liability totaled $104.3 million and $86.5 million, respectively, and was included in accrued expenses in the accompanying condensed consolidated balance sheets.

Business Combinations

Business acquisitions are accounted for under the acquisition method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized but are tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Fair value determinations require judgment and may involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items. In the second quarter of 2019, the Company purchased a 60% interest in Manhattan SKMX, de R.L. de C.V. (“Skechers Mexico”), for a total consideration of $120.6 million, net of cash acquired. Skechers Mexico is a joint venture that operates and generates sales in Mexico. As a result of this purchase, Skechers Mexico became a majority-owned subsidiary and the results are included in the condensed consolidated financial statements. The purchase price allocation was completed during the quarter ended March 31, 2020. Pro forma results of operations have not been presented because the effects of the acquisition were not material to the Company’s condensed consolidated financial statements.

Accounting Standards Adopted in 2020

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU No. 2016-13”), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, which include trade and other receivables, loans and held-to-maturity debt securities, to record an allowance for credit risk based on expected losses rather than incurred losses, otherwise known as “CECL.” In addition, this guidance changes the recognition for credit losses on available-for-sale debt securities, which can occur as a result of market and credit risk and requires additional disclosures. The Company adopted ASU 2016-03 on January 1, 2020 and the adoption of this ASU did not have a material impact on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement,” (“ASU No. 2018-13”), which modifies the disclosure requirements on fair value measurements, including the consideration of costs and benefits. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company adopted ASU 2018-13 on January 1, 2020 and the adoption of this ASU did not have a material impact on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15 “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract,” (“ASU 2018-15”). ASU 2018-15 requires that issuers follow the internal-use software guidance in Accounting Standards Codification (ASC) 350-40 to determine which costs to capitalize as assets or expense as incurred. The ASC 350-40 guidance requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as they are incurred. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019. The Company adopted ASU 2018-15 on January 1, 2020 and the adoption of this ASU did not have a material impact on its condensed consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” (“ASU No. 2020-04”), which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for our borrowing instruments, which use LIBOR as a reference rate, and is effective immediately, but is only available through December 31, 2022. The company is currently evaluating the impact of ASU 2020-04; however, at the current time the Company does not expect that the adoption of this ASU will have a material impact on its condensed consolidated financial statements.

(2)	CASH, CASH EQUIVALENTS, SHORT-TERM AND LONG-TERM INVESTMENTS

The Company’s investments consist of mutual funds held in the Company’s deferred compensation plan which are classified as trading securities, U.S. Treasury securities, corporate notes and bonds, asset-backed securities and U.S. Agency securities, which the Company has the intent and ability to hold to maturity and therefore, are classified as held-to-maturity. The following tables show the Company’s cash, cash equivalents, short-term and long-term investments by significant investment category as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$846,649	$-	$-	$846,649	$846,649	$-	$-
Level 1:
Money market funds	312,117	-	-	312,117	312,117	-	-
U.S. Treasury securities	13,950	-	-	13,950	-	4,771	9,179
Total level 1	326,067	-	-	326,067	312,117	4,771	9,179
Level 2:					-	-	-
Corporate notes and bonds	131,902	-	-	131,902	-	114,583	17,319
Asset-backed securities	23,908	-	-	23,908	-	5,262	18,646
U.S. Agency securities	10,134	-	-	10,134	-	6,042	4,092
Mutual funds	28,102	-	-	28,102	-	-	28,102
Total level 2	194,046	-	-	194,046	-	125,887	68,159
TOTAL	$1,366,762	$-	$-	$1,366,762	$1,158,766	$130,658	$77,338

	December 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$662,355	$-	$-	$662,355	$662,355	$-	$-
Level 1:
Money market funds	162,521	-	-	162,521	162,521	-	-
U.S. Treasury securities	9,686	-	-	9,686	-	1,679	8,007
Total level 1	172,207	-	-	172,207	162,521	1,679	8,007
Level 2:
Corporate notes and bonds	132,431	-	-	132,431	-	104,130	28,301
Asset-backed securities	23,614	-	-	23,614	-	263	23,351
U.S. Agency securities	12,352	-	-	12,352	-	5,965	6,387
Mutual funds	28,543	-	-	28,543	-	-	28,543
Total level 2	196,940	-	-	196,940	-	110,358	86,582
TOTAL	$1,031,502	$-	$-	$1,031,502	$824,876	$112,037	$94,589

The Company may sell certain of its investments prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s long-term investments are less than two years. The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio.

When evaluating an investment for current expected credit losses, the Company reviews factors such as historical experience with defaults, losses, credit ratings, term, market sector and macroeconomic trends, including current conditions and forecasts to the extent they are reasonable and supportable. As of March 31, 2020, the current expected credit losses were not material to the Company’s condensed consolidated financial statements.

(3)	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company evaluated the impairment of goodwill and other intangible assets. Based on the evaluation performed, no impairment loss was recorded for the goodwill and other intangible assets during the quarter ended March 31, 2020. As of March 31, 2020, the gross carrying amount of goodwill and other intangible assets was $138.1 million.

	March 31, 2020	December 31, 2019
Goodwill
Skechers Mexico	$91,563	$69,836
Others	1,934	1,576
Total goodwill	93,497	71,412

Other intangible assets
Reacquired rights	46,100	641
Customer relationships and other acquisition related	5,478	—
Others	13,290	13,290
Total gross carrying amount	64,868	13,931
Less: Accumulated amortization	(20,291)	(13,066)
Total other intangible assets, net	44,577	865
Total	$138,074	$72,277

The expected future amortization expense for other intangible assets were as follows (in thousands):

March 31, 2020
2020 remaining months	$5,154
2021	6,871
2022	6,871
2023	6,871
2024	6,871
Thereafter	11,939
Total	$44,577

(4)	LEASES

The Company determines if an arrangement is a lease at inception, and, if a lease, what type of lease it is. The Company regularly enters into non-cancellable operating leases for automobiles, retail stores, and real estate leases for offices, showrooms and distribution facilities. Most leases have fixed rental payments. Leases for retail stores typically have initial terms ranging from 5 to 10 years. Other real estate or facility leases may have initial lease terms of up to 20 years. These leases are included within operating lease ROU assets and liabilities on the Company’s condensed consolidated balance sheet as of March 31, 2020. The predominant asset for most real estate leases is the right to occupy the space which the Company has determined is the single lease component. Many of the Company’s real estate leases include options to extend or to terminate the lease that are not reasonably certain at the time of determining the expected lease term. In addition, the Company’s real estate leases may also require additional payments for real estate taxes and other occupancy-related costs. The Company considers renewal options and other occupancy-related costs which it considers as non-lease components. Percentage rent expense, which is specified in the lease agreement, is owed when sales at individual retail store locations exceed a base amount. Percentage rent expense is recognized in the condensed consolidated financial statements when incurred. Rent expense for leases having rent holidays, landlord incentives or scheduled rent increases is recorded on a straight-line basis over the earlier of the beginning of the lease term or when the Company takes possession or control of the leased premises. The amount of the excess straight-line rent expense over scheduled payments is recorded as an operating lease liability. Operating lease ROU assets and operating lease liabilities are recognized based upon the present value of the future lease payments over the lease term at the commencement date. Most of the Company’s leases do not provide an implicit borrowing rate. Therefore, the Company uses an estimated incremental borrowing rate based upon a combination of market-based factors, such as market quoted forward yield curves and Company specific factors, such as lease size and duration. The incremental borrowing rate is then used at the commencement date of the lease to determine the present value of future lease payments. The operating lease ROU asset also includes lease payments made and lease incentives and initial direct costs incurred. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term. As of March 31, 2020, current liabilities related to operating leases were $189.4 million.

Operating lease cost and other information (in thousands):

	Three Months Ended March 31,
	2020	2019
Fixed lease cost	$65,202	$54,502
Variable lease cost	1,011	6,632
Operating cash flows used for leases	63,983	56,924
Noncash right-of-use assets recorded for lease liabilities:
For January 1 adoption of Topic 842	-	1,035,062
In exchange for new lease liabilities during the period	9,581	11,473
Weighted-average remaining lease term	4.61 years	5.19 years
Weighted-average discount rate	4.19%	4.24%

The maturities of lease liabilities were as follows (in thousands):

March 31, 2020
2020 remaining months	$177,292
2021	213,036
2022	184,287
2023	164,704
2024	153,096
Thereafter	449,388
Total lease payments	1,341,803
Less: Imputed interest	(175,082)
$1,166,721

As of March 31, 2020, the Company has additional operating leases, primarily for new retail stores, that have not yet commenced which will generate additional right-of-use assets of $1.3 million. These operating leases will commence in 2020 with lease terms ranging from 1 year to 10 years.
(5)	SHORT-TERM AND LONG-TERM BORROWINGS

The Company had $3.8 million of outstanding letters of credit as of March 31, 2020 and December 31, 2019, and approximately $13.7 million and $5.8 million in short-term borrowings as of March 31, 2020 and December 31, 2019, respectively.

Long-term borrowings at March 31, 2020 and December 31, 2019 are as follows (in thousands):

	2020	2019
Unsecured revolving credit facility, variable-rate interest at 1.875% per annum, due November 2024	$490,000	$—
Note payable to banks, interest only, variable-rate interest at 2.55% per annum, secured by property, balloon payment of $129,505 due March 2025	129,505	63,692
Note payable to Luen Thai Enterprise, Ltd., balloon payment of $287 due January 2021	287	393
Loan payable to a bank, variable-rate interest at 6.00% per annum, due September 2023	49,284	48,791
Loan payable to a bank, variable-rate interest at 3.20% per annum, due October 2023	17,002	2,541
Subtotal	686,078	115,417
Less: Current installments	(16,926)	(66,234)
Total long-term borrowings	$669,152	$49,183

Unsecured Revolving Credit Facility

On November 21, 2019, the Company entered into a $500.0 million unsecured revolving credit facility, which matures on November 21, 2024 (the “2019 Credit Agreement”), with Bank of America, N.A., as administrative agent and joint lead arranger, HSBC Bank USA, N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers, and other lenders. The 2019 Credit Agreement replaced the Company’s then existing $250.0 million loan and security agreement dated June 30, 2015 with Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association that was set to expire on June 30, 2020. The 2019 Credit Agreement may be increased by up to $250.0 million under certain conditions and provides for the issuance of letters of credit up to a maximum of $100.0 million and swingline loans up to a maximum of $25.0 million. The Company may use the proceeds from the 2019 Credit Agreement for working capital and other lawful corporate purposes. At the Company’s option, any loan (other than swingline loans) will bear interest at a rate equal to (a) LIBOR plus an applicable margin between 1.125% and 1.625% based upon the Company’s Total Adjusted Net Leverage Ratio (as defined in the 2019 Credit Agreement) or (b) a base rate (defined as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Bank of America prime rate and (iii) LIBOR plus 1.00%) plus an applicable margin between 0.125% and 0.625% based upon the Company’s Total Adjusted Net Leverage Ratio. Any swingline loan will bear interest at the base rate. The Company will pay a variable commitment fee of between 0.125% and 0.25% of the actual daily unused amount of each lender’s commitment, and will also pay a variable letter of credit fee of between 1.125% and 1.625% on the maximum amount available to be drawn under each issued and outstanding letter of credit, both of which are based upon the Company’s Total Adjusted Net Leverage Ratio. The 2019 Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including covenants that limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose of assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The 2019 Credit Agreement also requires that the total adjusted net leverage ratio not exceed 3.75, except in the event of an acquisition in which case the ratio may be increased at the Company’s election to 4.25 for the quarter in which such acquisition occurs and for the next three quarters thereafter. As of March 31, 2020, the Company’s adjusted net leverage ratio was 1.05. The 2019 Credit Agreement provides for customary events of default including payment defaults, breaches of representations or warranties or covenants, cross defaults with certain other indebtedness to third parties, certain judgments/awards/orders, a change of control, bankruptcy and insolvency events, inability to pay debts, ERISA defaults, and invalidity or impairment of the 2019 Credit Agreement or any loan documentation related thereto, with, in certain circumstances, cure periods. Certain of the lenders party to the 2019 Credit Agreement, and their respective affiliates, have performed, and may in the future perform for the Company and the Company’s subsidiaries, various commercial banking, investment banking, underwriting and other financial advisory services, for which they have received, and will receive, customary fees and expenses. The Company paid origination, arrangement and legal fees of $1.6 million on the 2019 Credit Agreement, which are being amortized to interest expense over the five-year life of the facility. On March 19, 2020, as a precautionary measure to maximize liquidity and to increase available cash on hand, the Company borrowed $490.0 million on its unsecured revolving credit facility. The proceeds will be available to be used for working capital, general corporate or other purposes. As of March 31, 2020, there was $490.0 million outstanding under the 2019 Credit Agreement, which is classified as long-term borrowings in the Company’s condensed consolidated balance sheets. As of December 31, 2019, there was no amount outstanding under the 2019 Credit Agreement.

Construction Loans for U.S. Distribution Center

On April 30, 2010, the JV, through HF Logistics-SKX T1, LLC, a Delaware limited liability company and wholly-owned subsidiary of the JV (“HF-T1”), entered into a construction loan agreement with Bank of America, N.A. as administrative agent and as a lender, and Raymond James Bank, FSB, as a lender (collectively, the “Construction Loan Agreement”), pursuant to which the JV obtained a loan of up to $55.0 million used for construction of our U.S. distribution center (the “2010 Loan”). On November 16, 2012, HF-T1 executed an amendment to the Construction Loan Agreement (the “Amendment”), which added OneWest Bank, FSB as a lender, increased the borrowings under the 2010 Loan to $80.0 million and extended the maturity date of the 2010 Loan to October 30, 2015.

On August 11, 2015, the JV, through HF-T1, entered into an amended and restated loan agreement with Bank of America, N.A., as administrative agent and as a lender, and CIT Bank, N.A. (formerly known as OneWest Bank, FSB) and Raymond James Bank, N.A., as lenders (collectively, the “Amended Loan Agreement”), which amended and restated in its entirety the Construction Loan Agreement and the Amendment. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the “2015 Loan”). Pursuant to the Amended Loan Agreement, the interest rate per annum on the 2015 Loan was LIBOR Daily Floating Rate (as defined therein) plus a margin of 2%.  The maturity date of the 2015 Loan was August 12, 2020, subject to HF-T1 having an option to a 24-month extension upon payment of a fee and satisfaction of certain customary terms.

On August 11, 2015, HF-T1 and Bank of America, N.A. also entered into an ISDA master agreement (together with the schedule related thereto, the “Swap Agreement”) to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the “Interest Rate Swap”) with Bank of America, N.A. The Interest Rate Swap had an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020.

On March 18, 2020, HF-T1 entered into an amendment to the Amended Loan Agreement with Bank of America, N.A., Raymond James Bank, N.A. and CIT Bank, N.A. (the “2020 Amendment”) that increased the borrowings under the 2015 Loan to $129.5 million and extended the maturity date of the 2015 Loan to March 18, 2025 (the “2020 Loan”). As of the date of the 2020 Amendment, the outstanding principal balance of the 2015 Loan was $63.3 million. The additional indebtedness of $66.2 million under the 2020 Amendment is being used by the JV through HF-T1 to (i) refinance all amounts owed on the 2015 Loan, (ii) pay $1.0 million in accrued interest, loan fees and other closing costs associated with the 2020 Amendment and (iii) make a distribution of $64.4 million to HF.  Pursuant to the 2020 Amendment, the interest rate per annum on the 2020 Loan is the LIBOR Daily Floating Rate (as defined therein) plus a margin of 1.75%. The maturity date of the 2020 Loan is March 18, 2025. For additional information, see Note 17 – Subsequent Event.

On March 18, 2020, HF-T1 and Bank of America, N.A. also executed an amendment to the Swap Agreement (the “Swap Agreement Amendment”) to extend the maturity date of the Interest Rate Swap to March 18, 2025. The Swap Agreement Amendment fixes the effective interest rate on the 2020 Loan at 2.55% per annum. The 2020 Amendment and the Swap Agreement Amendment are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under the Company’s credit agreement dated November 21, 2019.

Construction Loan for Distribution Center in China

On September 29, 2018, through the Taicang Subsidiary, the Company entered into a 700 million yuan loan agreement with China Construction Bank Corporation (“the China DC Loan Agreement”). The proceeds from the China DC Loan Agreement is being used to finance the construction of the Company’s distribution center in China. Interest is paid quarterly. The interest rate will float and be calculated at a reference rate provided by the People’s Bank of China. The interest rate at March 31, 2020 was 4.28% and may increase or decrease over the life of the loan, and will be evaluated every 12 months. The principal of the loan will be repaid in semi-annual installments, beginning in 2021, of variable amounts as specified in the China DC Loan Agreement. The China DC Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that limit the ability of the Subsidiary to, among other things, allow external investment to be added, pledge assets, issue debt with priority over the China DC Loan Agreement, and adjust the capital stock structure of the TC Subsidiary. The China DC Loan Agreement matures on September 28, 2023. The obligations of the TC Subsidiary under the China DC Loan Agreement are jointly and severally guaranteed by the Company’s Chinese joint venture. As of March 31, 2020, there was $49.3 million outstanding under this credit facility, which is classified as long-term borrowings in the Company’s condensed consolidated balance sheets.

The Company’s short-term and long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. The Company is in compliance with its non-financial covenants, including any cross-default provisions, and financial covenant of its short-term and long-term borrowings as of March 31, 2020.

(6)	NON-CONTROLLING INTERESTS

The Company has equity interests in several joint ventures that were established either to exclusively distribute the Company’s products or to construct the Company’s domestic distribution facility. These joint ventures are variable interest entities (“VIEs”) under ASC 810-10-15-14. The Company’s determination of the primary beneficiary of a VIE considers all relationships between the Company and the VIE, including management agreements, governance documents and other contractual arrangements. The Company has determined for its VIEs that the Company is the primary beneficiary because it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Accordingly, the Company includes the assets and liabilities and results of operations of these entities in its condensed consolidated financial statements, even though the Company may not hold a majority equity interest. In April 2019, the Company acquired a 60% interest in a joint venture in Mexico. See Note 7 – Acquisition for additional information. In February 2019, the Company purchased the minority interest of its India joint-venture for $82.9 million, which made its India joint venture a wholly owned subsidiary. There have been no changes during 2020 in the accounting treatment or characterization of any previously identified VIE. The Company continues to reassess these relationships quarterly. The assets of these joint ventures are restricted in that they are not available for general business use outside the context of such joint ventures. The holders of the liabilities of each joint venture have no recourse to the Company. The Company does not have a variable interest in any unconsolidated VIEs.

The following VIEs are consolidated into the Company’s condensed consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

HF Logistics (1)	March 31, 2020	December 31, 2019
Current assets	$62,302	$5,297
Non-current assets	104,474	104,527
Total assets	$166,776	$109,824

Current liabilities	$922	$64,600
Non-current liabilities	130,514	1,009
Total liabilities	$131,436	$65,609

Product distribution joint ventures (2)	March 31, 2020	December 31, 2019
Current assets	$691,277	$747,668
Non-current assets	490,857	325,283
Total assets	$1,182,134	$1,072,951

Current liabilities	$436,941	$430,282
Non-current liabilities	151,909	135,903
Total liabilities	$588,850	$566,185

(1)	Includes HF Logistics-SKX, LLC and HF Logistics-SKX, T2, LLC.
(2)

Distribution joint ventures include Skechers Footwear Ltd. (Israel), Skechers China Limited, Skechers Korea Limited, Skechers Southeast Asia Limited, Skechers (Thailand) Limited, and Manhattan SKMX, S. de R.L. de C.V. (Mexico).

The following is a summary of net earnings (loss) attributable to, distributions to and contributions from non-controlling interests (in thousands):

	Three Months Ended March 31,
	2020	2019
Net earnings (loss) attributable to non-controlling interests	$(7,941)	$22,261
Distributions to:
HF Logistics-SKX, LLC	10,683	1,014
Skechers China Limited	4,182	—
Skechers South Asia Private Limited	—	11,629
Non-cash contributions from:
HF Logistics-SKX, LLC	—	7,565
Manhattan SKMX, S. de R.L. de C.V.	49,045	—

(7)	ACQUISITION

Mexico Joint Venture Acquisition

On April 1, 2019, the Company purchased a 60% interest in Manhattan SKMX, S. de R.L. de C.V. (“Skechers Mexico”) for a total consideration of $120.6 million, net of cash acquired. Skechers Mexico is a joint venture that operates and generates sales in Mexico. As a result of this purchase, Skechers Mexico became a majority-owned subsidiary of the Company and its results are consolidated in the Company’s condensed consolidated financial statements beginning April 1, 2019. The formation of the joint venture provides significant merchandising, supply chain and retail operations in Mexico. The Company completed the purchase price allocation during the quarter ended March 31, 2020. The change to the provisional amounts resulted in a $22.1 million increase to goodwill, a $49.1 million increase to intangible assets and a $17.1 million increase to deferred tax liabilities. Additionally, the change to the provisional amounts resulted in a $13.9 million gain on reacquired rights and an increase in amortization expense and accumulated amortization of $7.0 million, of which $5.2 million relates to the prior year and an $8.0 million increase in inventory, of which $6.0 million relates to the prior year. The prior year amounts were not material to amortization expense or cost of sales within the consolidated statements of earnings for the ended December 31, 2019. Acquisition-related costs of $0.9 million associated with the acquisition were expensed as incurred, and classified as part of general and administrative expenses in the condensed consolidated statement of earnings. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company’s condensed consolidated financial statements.

The allocation of the total consideration has been recorded as follows (in thousands):

Cash	$1,061
Accounts receivable	31,763
Inventory (1)	47,890
VAT receivable	12,658
Deferred tax assets	2,180
Property, plant, and equipment	12,531
Reacquired rights intangible assets (2)	46,100
Customer relationships intangible assets (2)	3,000
Goodwill	91,563
Total assets acquired	248,746

Accounts payable	25,454
VAT payable	4,721
Deferred tax liability	17,129
Total liabilities assumed	47,304

Non-controlling interest	79,798
Total purchase price	$121,644

(1)	Included a step-up to fair market adjustment of $8.0 million, which was amortized over a period of less than 12 months.
(2)	Reacquired rights will be amortized over 1 to 7 years, and customer relationships will be amortized over 10 years.

(8)	SHARE REPURCHASE PROGRAM

On February 6, 2018, the Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its Class A common stock, par value $0.001 per share (“Class A common stock”), for an aggregate repurchase price not to exceed $150.0 million. The Share Repurchase Program expires on February 6, 2021. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, subject to market conditions, applicable legal requirements and other relevant factors. The Share Repurchase Program does not obligate the Company to acquire any particular amount of shares of Class A common stock and the program may be suspended or discontinued at any time.

The following table provides a summary of the Company’s stock repurchase activities during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Shares repurchased	—	457,951
Average cost per share	$—	$32.77
Total cost of shares repurchased (in thousands):	$—	$15,009

(9)	EARNINGS PER SHARE

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

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
Basic earnings per share	2020	2019
Net earnings attributable to Skechers U.S.A., Inc.	$49,101	$108,758
Weighted average common shares outstanding	153,555	153,480
Basic earnings per share attributable to Skechers U.S.A., Inc.	$0.32	$0.71

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
Diluted earnings per share	2020	2019
Net earnings attributable to Skechers U.S.A., Inc.	$49,101	$108,758

Weighted average common shares outstanding	153,555	153,480
Dilutive effect of nonvested shares	1,097	654
Weighted average common shares outstanding	154,652	154,134

Diluted earnings per share attributable to Skechers U.S.A., Inc.	$0.32	$0.71

There were 36,766 and 540,612 shares excluded from the computation of diluted earnings per share for the three ended March 31, 2020 and 2019, respectively because they are anti-dilutive.

(10)	STOCK COMPENSATION
(a)	Incentive Award Plan

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

For stock-based awards, the Company recognized compensation expense based on the grant date fair value. Share‑based compensation expense was $12.4 million and $8.9 million for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, the Company redeemed 171,120 shares of Class A Common Stock for $5.7 million to satisfy employee tax withholding requirements. During the three months ended March 31, 2019, the Company redeemed 170,073 shares of Class A Common Stock for $5.8 million to satisfy employee tax withholding requirements, respectively.

A summary of the status and changes of the Company’s nonvested shares related to the 2007 Plan and the 2017 Plan as of and for the three months ended March 31, 2020 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2019	3,426,823	$32.54
Granted	1,013,500	$36.96
Vested	(376,501)	$34.06
Cancelled	(21,000)	$36.81
Nonvested at March 31, 2020	4,042,822	$33.49

As of March 31, 2020, there was $106.3 million of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 2.4 years.

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
(11)	INCOME TAXES

On March 27, 2020, the President signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. While we are able to take advantage of certain of these provisions, none had a material impact on our business, financial condition, results of operations, or liquidity for the quarter. We will continue to monitor the impact that the CARES Act may have on our business, financial condition, results of operations, or liquidity.

Income tax expense and the effective tax rate for the three months ended March 31, 2020 and 2019 were as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Income tax expense	$7,429	$31,724
Effective tax rate	15.3%	19.5%

The tax provisions for the three months ended March 31, 2020 and 2019 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary.

The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which the Company has operations, the applicable statutory rates range from 0.0% to 34.0%, which is on average significantly lower than the U.S. federal and state combined statutory rate of approximately 25%.

Due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017, the Company is subject to a tax on global intangible low-taxed income (“GILTI”). GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost, and therefore has included GILTI expense in its effective tax rate calculation for the three months ended March 31, 2020 and 2019.

For the three months ended March 31, 2020, the decrease in the effective tax rate was primarily due to reduced negative impact of $0.7 million in discrete tax expense as compared to the negative impact of $2.9 million in discrete tax expense in the three months ended March 31, 2019.

As of March 31, 2020, the Company had approximately $1,158.8 million in cash and cash equivalents, of which $476.1 million, or 41%, was held outside the U.S. Of the $476.1 million held by the Company’s non-U.S. subsidiaries, approximately $204.7 million is available for repatriation to the U.S. without incurring U.S. federal income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in the Company’s condensed consolidated financial statements as of March 31, 2020.

On July 27, 2015, the United States Tax Court issued a decision (the “Tax Court Decision”) in Altera Corp. v. Commissioner, which concluded that related parties in a cost sharing arrangement are not required to share expenses related to share-based compensation. The Tax Court Decision was appealed by the Commissioner to the Ninth Circuit Court of Appeals (the “Ninth Circuit”). On June 7, 2019, a three-judge panel from the Ninth Circuit issued an opinion (the “Altera Ninth Circuit Panel Opinion”) that reversed the Tax Court Decision. Based on the Altera Ninth Circuit Panel Opinion, the Company recorded a cumulative income tax expense of $1.5 million in the second quarter of 2019. On July 22, 2019, Altera requested a rehearing before the full Ninth Circuit, but the request was rejected on November 11, 2019. Altera subsequently appealed from the Ninth Circuit to the Supreme Court. As a result, the final outcome of the case is uncertain. If the Altera Ninth Circuit Panel Opinion is reversed, we would anticipate recording an income tax benefit at that time.

The Company’s cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet the Company’s liquidity needs in the U.S. for the next twelve months The Company has provided for the tax impact of expected distributions from its joint venture in China as well as from its subsidiary in Chile to its intermediate parent company in Switzerland. Otherwise, because of the need for cash for operating capital and continued overseas expansion, the Company does not foresee the need for any of our other foreign subsidiaries to distribute funds up to an intermediate foreign parent company in any form of taxable dividend. Under current applicable tax laws, if the Company choses to repatriate some or all of the funds it has designated as indefinitely reinvested outside the U.S., the amount repatriated would not be subject to U.S. income taxes but may be subject to applicable non-U.S. income and withholding taxes, and to certain state income taxes.

(12)	BUSINESS AND CREDIT CONCENTRATIONS

The Company generates sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were $309.9 million and $228.5 million before allowances for bad debts, sales returns and chargebacks at March 31, 2020 and December 31, 2019, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were $514.1 million and $440.9 million before allowance for bad debts, sales returns and chargebacks at March 31, 2020 and December 31, 2019, respectively. The Company’s credit losses attributable to write-offs for the three months ended March 31, 2020 and 2019 were $1.5 million and $2.2 million, respectively.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $2,671.3 million and $2,643.8 million at March 31, 2020 and December 31, 2019, respectively.

The Company’s sales to its five largest customers accounted for approximately 11.4% and 10.7% of total sales for the three months ended March 31, 2020 and 2019, respectively.

The Company’s top five manufacturers produced the following, as a percentage of total production, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Manufacturer #1	24.9%	16.3%
Manufacturer #2	7.5%	9.3%
Manufacturer #3	6.7%	6.0%
Manufacturer #4	3.9%	5.1%
Manufacturer #5	3.7%	5.0%
	46.7%	41.7%

The majority of the Company’s products are produced in China and Vietnam. The Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, currency fluctuations and revaluations, custom duties, tariffs and related fees, various import controls and other monetary barriers, restrictions on the transfer of funds, labor unrest and strikes, local disruptions and, in certain parts of the world, political instability. The Company believes it has acted to reduce these risks by diversifying manufacturing among various factories.

(13)	SEGMENT AND GEOGRAPHIC REPORTING

The Company has three reportable segments – domestic wholesale sales, international wholesale sales, and direct-to-consumer sales, which includes ecommerce sales. Management evaluates segment performance based primarily on sales and gross profit. All other costs and expenses of the Company are analyzed on an aggregate basis, and these costs are not allocated to the Company’s segments. Sales, gross margins, identifiable assets and additions to property and equipment for the domestic wholesale, international wholesale, direct-to-consumer sales segments on a combined basis were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Sales:
Domestic wholesale	$377,962	$346,694
International wholesale	575,199	628,067
Direct-to-consumer	289,184	301,995
Total	$1,242,345	$1,276,756

	Three Months Ended March 31,
	2020	2019
Gross profit:
Domestic wholesale	$145,277	$126,451
International wholesale	240,475	288,728
Direct-to-consumer	161,916	175,330
Total	$547,668	$590,509

	March 31, 2020	December 31, 2019
Identifiable assets:
Domestic wholesale	$1,948,881	$1,472,323
International wholesale	2,032,085	2,100,042
Direct-to-consumer	1,414,054	1,320,578
Total	$5,395,020	$4,892,943

	Three Months Ended March 31,
	2020	2019
Additions to property, plant and equipment:
Domestic wholesale	$11,818	$7,734
International wholesale	44,900	21,992
Direct-to-consumer	18,169	8,418
Total	$74,887	$38,144

Geographic Information:

The following summarizes the Company’s operations in different geographic areas for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Sales (1):
United States	$555,174	$539,404
Canada	45,955	47,588
Other international (2)	641,216	689,764
Total	$1,242,345	$1,276,756

	March 31, 2020	December 31, 2019
Property, plant and equipment, net:
United States	$449,611	$439,132
Canada	6,770	7,286
Other international (2)	331,599	292,507
Total	$787,980	$738,925

(1)

The Company has subsidiaries in Asia, Central America, Europe, the Middle East, North America, and South America that generate sales within those respective countries and in some cases the neighboring regions. The Company has joint ventures in Asia, Mexico, and Israel that generate sales from those regions. The Company also has a subsidiary in Switzerland that generates sales from that country in addition to sales to distributors located in numerous non-European countries. External sales are attributable to geographic regions based on the location of each of the Company’s subsidiaries. A subsidiary may earn revenue from external sales and external royalties, or from inter-subsidiary sales, royalties, fees and commissions provided in accordance with certain inter-subsidiary agreements. The resulting earnings of each subsidiary in its respective country are recognized under each respective country’s tax code. Inter-subsidiary revenues and expenses subsequently are eliminated in the Company’s consolidated financial statements and are not included as part of the external sales reported in different geographic areas.

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
(14)	RELATED PARTY TRANSACTIONS

On July 29, 2010, the Company formed the Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of, and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer, are also officers and directors of the Foundation. During the three months ended March 31, 2020 and 2019, the Company made contributions of $500,000 and $250,000 to the Foundation, respectively.

(15)	LITIGATION

In accordance with U.S. GAAP, the Company records a liability in its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of March 31, 2020, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

(16)	RECENT DEVELOPMENTS

COVID-19

As of the filing date of this report, many of our Company-owned retail stores globally have been impacted by temporary closures, reduced store hours or reduced traffic. The Company has seen, and expects to continue to see material reductions in sales as a result of COVID-19. In addition, these reductions in sales have not been offset by proportional decreases in expenses, as the Company continues to incur store occupancy costs such as operating lease costs, depreciation expense, and certain other costs such as compensation and administrative expenses, resulting in a negative effect on the relationship between the Company’s expenses and sales. The Company continues to take steps to manage the Company's resources conservatively by reducing and/or deferring capital expenditures, aligning inventory purchases with expected sales, reducing advertising expenditures, reducing compensation related costs, in part through employee furloughs, and reducing overall operating expenses to mitigate the adverse impact of the pandemic. The current circumstances are dynamic and the impacts of COVID-19 on the Company’s business operations, including the duration and impact on overall consumer demand, cannot be reasonably estimated at this time. The Company anticipates COVID-19 will have a material adverse impact on its business, results of operations, financial condition and cash flows for the year-ending December 31, 2020. As the COVID-19 pandemic is complex and rapidly evolving, the Company's plans may change. In addition, the Company could experience other material impacts as a result of COVID-19, including, but not limited to, charges from potential adjustments of the carrying amount of accounts receivable, inventory, goodwill, intangible assets, asset impairment charges, and deferred tax valuation allowances.
(17)	SUBSEQUENT EVENT

Construction Loan for U.S. Distribution Center

On April 3, 2020, the JV, through HF Logistics-SKX T2, LLC, a Delaware limited liability company and wholly-owned subsidiary of the JV (“HF-T2), we entered into a construction loan agreement with Bank of America, N.A. as administrative agent and lender (collectively, the “2020 Construction Loan Agreement”), pursuant to which the JV obtained a loan of up to $73.0 million used for construction to expand our U.S. distribution center (the “2020 Construction Loan”). Under the 2020 Construction Loan Agreement, the interest rate per annum on the 2020 Construction Loan is LIBOR Daily Floating Rate (as defined therein) plus a margin of 190 basis points, reducing to 175 basis points upon substantial completion of the construction and certain other conditions being satisfied. The maturity date of the 2020 Construction Loan is April 3, 2025. The obligations of the JV under the 2020 Construction Loan Agreement are guaranteed by TGD Holdings I, LLC, which is an affiliate of HF.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and Notes thereto in Item 1 of this report and our annual report on Form 10-K for the year ended December 31, 2019.

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

This quarterly report on Form 10-Q may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking language such as “intend,” “may,” “will,” “believe,” “expect,” “anticipate” or other comparable terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our future performance. Factors that might cause or contribute to such differences include:

•	the COVID-19 pandemic and its adverse impact on our operations and our business, sales and results of operations around the world;
•	global economic, political and market conditions including the challenging consumer retail market in the United States;
•	our ability to maintain our brand image and to anticipate, forecast, identify, and respond to changes in fashion trends, consumer demand for the products and other market factors;
•	our ability to remain competitive among sellers of footwear for consumers, including in the highly competitive performance footwear market;
•	our ability to sustain, manage and forecast our costs and proper inventory levels;
•	the loss of any significant customers, decreased demand by industry retailers and the cancellation of order commitments;
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
•

other factors referenced or incorporated by reference in our annual report on Form 10-K for the year ended December 31, 2019 under the captions “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

FINANCIAL OVERVIEW

Our sales for the three months ended March 31, 2020 were $1,242.3 million, a decrease of $34.5 million, or 2.7%, as compared to sales of $1,276.8 million for the three months ended March 31, 2019. This decrease was primarily attributable to decreased sales in our international wholesale and global direct-to-consumer businesses, which was partially offset by an 9.0% increase in our domestic wholesale segment. Gross margins decreased to 44.1% for the three months ended March 31, 2020 from 46.3% for the same period in the prior year primarily due to lower international wholesale margins. Net earnings attributable to Skechers U.S.A., Inc. were $49.1 million for the three months ended March 31, 2020, a decrease of $59.7 million, or 55.0%, compared to net earnings of $108.8 million in the prior year period. Diluted net earnings per share attributable to Skechers U.S.A., Inc. for the three months ended March 31, 2020 were $0.32, which reflected a 54.9% decrease from the $0.71 diluted net earnings per share reported in the same prior year period. The decrease in net earnings and diluted net earnings per share attributable to Skechers U.S.A., Inc. for the three months ended March 31, 2020 was primarily due to decreased sales of $34.5 million and increased general and administrative expenses of $74.4 million. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2020.

We have three reportable segments – domestic wholesale sales, international wholesale sales, and direct-to-consumer sales, which includes ecommerce sales. We evaluate segment performance based primarily on sales and gross margins.

Revenue by segment as a percentage of sales was as follows:

	Three Months Ended March 31,
	2020	2019
Percentage of revenues by segment:
Domestic wholesale	30.4%	27.2%
International wholesale	46.3%	49.2%
Direct-to-consumer	23.3%	23.6%
Total	100.0%	100.0%

As of March 31, 2020, we owned and operated 812 stores, which included 508 domestic retail stores and 304 international retail stores. We have established our presence in what we believe to be most of the major domestic retail markets. During the first three months of 2020, we opened two domestic outlet stores, twelve domestic warehouse stores, and two international concept stores. In addition, we closed three domestic concept stores and one international concept store. We review all of our stores for impairment annually, or more frequently if events occur that may be an indicator of impairment, and we carefully review our under-performing stores and consider the potential for non-renewal of leases upon completion of the current term of the applicable lease. We did not record an impairment charge for the quarter ended March 31, 2020 or March 31, 2019, respectively.

During the remainder of 2020, we intend to focus on: (i) reopening our retail stores worldwide, (ii) balancing our global supply and demand, (iii) managing our expenses and balance sheet to maintain liquidity and (iv) continuing to invest in our global distribution infrastructure.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected information from our results of operations (in thousands) and as a percentage of sales:

	Three Months Ended March 31,
	2020		2019
Sales	$1,242,345	100.0%	$1,276,756	100.0%
Cost of sales	694,677	55.9	686,247	53.7
Gross profit	547,668	44.1	590,509	46.3
Royalty income	5,248	0.4	5,201	0.4
	552,916	44.5	595,710	46.7
Operating expenses:
Selling	74,055	6.0	70,214	5.5
General and administrative	434,051	34.9	359,632	28.2
	508,106	40.9	429,846	33.7
Earnings from operations	44,810	3.6	165,864	13.0
Interest income	2,307	0.2	3,142	0.2
Interest expense	(1,999)	(0.2)	(1,277)	(0.1)
Other, net	3,471	0.3	(4,986)	(0.4)
Earnings before income tax expense	48,589	3.9	162,743	12.7
Income tax expense	7,429	0.6	31,724	2.4
Net earnings	41,160	3.3	131,019	10.3
Less: Net earnings attributable to non-controlling interests	(7,941)	(0.7)	22,261	1.8
Net earnings attributable to Skechers U.S.A., Inc.	$49,101	4.0%	$108,758	8.5%

THREE MONTHS ENDED March 31, 2020 COMPARED TO THREE MONTHS ENDED March 31, 2019

Sales

Sales for the three months ended March 31, 2020 were $1,242.3 million, a decrease of $34.5 million, or 2.7%, as compared to sales of $1,276.8 million for the three months ended March 31, 2019. The decreases in sales came from our international wholesale and global direct-to-consumer businesses, which were partially offset by higher sales in our domestic wholesale segment.

Our domestic wholesale sales increased $31.3 million, or 9.0%, to $378.0 million for the three months ended March 31, 2020 from $346.7 million for the three months ended March 31, 2019. The increase in the domestic wholesale segment’s sales was primarily the result of increased sales in our Men’s business, which was partially offset by lower sales in our Women’s business. Domestic wholesale unit sales volume decreased 0.3% to 16.9 million pairs for the three months ended March 31, 2020 from 17.0 million pairs for the same period in 2019. The average selling price per pair within the domestic wholesale segment increased $0.31 to $21.32 per pair for the three months ended March 31, 2020 from $21.01 per pair for the same period in 2019, which was attributable to a favorable product sales mix.

Our international wholesale segment sales decreased $52.9 million, or 8.4%, to $575.2 million for the three months ended March 31, 2020 compared to sales of $628.1 million for the three months ended March 31, 2019. Direct subsidiary sales, which includes joint-ventures, decreased $53.7 million, or 9.9%, to $489.4 million for the three months ended March 31, 2020 compared to sales of $543.1 million for the three months ended March 31, 2019. The decreased sales during the period resulted from reduced sales across Asia caused by store closures from the COVID-19 pandemic. Our distributor sales increased $0.9 million to $85.8 million for the three months ended March 31, 2020, a 1.0% increase from sales of $84.9 million for the three months ended March 31, 2019. The increase was primarily due to increased sales to our distributors in Turkey, Australia and New Zealand.

Our direct-to-consumer segment sales decreased $12.8 million to $289.2 million for the three months ended March 31, 2020, a 4.2% decrease over sales of $302.0 million for the three months ended March 31, 2019. The decrease in retail sales was primarily attributable to decreased comparable retail store sales of 12.8% resulting from store closures from the COVID-19 pandemic. During the three months ended March 31, 2020, we opened two domestic outlet stores, twelve domestic warehouse stores, and two international concept stores. We closed three domestic concept stores and one international concept store. For the three months ended March 31, 2020, our domestic direct-to-consumer sales decreased 8.0% compared to the same period in 2019, which was primarily attributable to worldwide store closings at the end of March 2020. Our international retail store sales increased 2.5%, which was primarily attributable to a net increase of 20 international stores when compared to the prior year period.

Gross profit

Gross profit for the three months ended March 31, 2020 decreased $42.8 million to $547.7 million as compared to $590.5 million for the three months ended March 31, 2019. Gross profit as a percentage of sales, or gross margin, decreased to 44.1% for the three months ended March 31, 2020 from 46.3% for the same period in the prior year. Our domestic wholesale segment gross profit increased $18.8 million, or 14.9%, to $145.3 million for the three months ended March 31, 2020 compared to $126.5 million for the three months ended March 31, 2019, primarily attributable to higher sales and lower chargebacks. Domestic wholesale gross margins increased to 38.4% for the three months ended March 31, 2020 from 36.5% for the same period in the prior year. The increase in domestic wholesale gross margins was primarily attributable to higher margins in our Kid’s business and slightly lower product costs.

Gross profit for our international wholesale segment decreased $48.2 million, or 16.7%, to $240.5 million for the three months ended March 31, 2020 compared to $288.7 million for the three months ended March 31, 2019. International wholesale gross margins decreased to 41.8% for the three months ended March 31, 2020 compared to 46.0% for the three months ended March 31, 2019, primarily due to lower margins from our China joint-venture caused by store closures from the COVID-19 pandemic and non-cash purchase price adjustments related to the acquisition of our joint-venture in Mexico. Gross margins for our direct subsidiaries, which includes joint ventures, decreased to 44.4% for the three months ended March 31, 2020 as compared to 49.1% for the three months ended March 31, 2019, which was a result of lower margins from our China joint-venture caused by store closures from the COVID-19 pandemic and non-cash purchase price adjustments related to the acquisition of our joint-venture in Mexico. Gross margins for our distributor sales increased to 26.9% for the three months ended March 31, 2020 as compared to 25.8% for the three months ended March 31, 2019 which was primarily due to product mix.

Gross profit for our direct-to-consumer segment decreased $13.4 million, or 7.7%, to $161.9 million for the three months ended March 31, 2020 as compared to $175.3 million for the three months ended March 31, 2019. Gross margins for our global direct-to-consumer business were 56.0% for the three months ended March 31, 2020 as compared to 58.1% for the three months ended March 31, 2019. Gross margins for our domestic direct-to-consumer business, which includes ecommerce, were 63.3% for the three months ended March 31, 2020 as compared to 61.1% for the three months ended March 31, 2019. The increase in domestic direct-to-consumer gross margins was primarily attributable to product mix. Gross margins for our international direct-to-consumer business were 44.4% and 52.8% for three months periods ended March 31, 2020 and 2019, respectively, primarily due to a product mix with slightly higher margins.

Selling expenses

Selling expenses increased by $3.9 million, or 5.5%, to $74.1 million for the three months ended March 31, 2020 from $70.2 million for the three months ended March 31, 2019. As a percentage of sales, selling expenses were 6.0% and 5.5% for the three months ended March 31, 2020 and 2019, respectively. The increase in selling expenses was primarily attributable to higher domestic ecommerce advertising expenses.

General and administrative expenses

General and administrative expenses increased by $74.4 million, or 20.7%. The increase included $28.1 million associated with its direct-to-consumer business, due to a net increase of 54 new Company-owned Skechers retail stores, including 16 that opened in the first quarter; $16.2 million related to the inclusion of Mexico operations, including non-cash charges of approximately $7.8 million related to the acquisition of our interest in the joint venture; $7.3 million in China primarily related to the absence of a rebate comparable to prior year; and $9.0 million related to higher compensation and outside services costs. The expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products which increased $12.2 million to $82.0 million for the three months ended March 31, 2020 as compared to $69.8 million for the same period in 2019 was primarily due to increased labor costs worldwide.

Other income (expense)

Interest income decreased $0.8 million to $2.3 million for the three months ended March 31, 2020 as compared to $3.1 million at March 31, 2019. The decrease in interest income was due primarily due to decreased interest rates. Interest expense increased $0.7 million to $2.0 million for the three months ended March 31, 2020 compared to $1.3 million for the same period in 2019. Interest expense increased primarily due to interest paid to our foreign manufacturers. Other income increased $8.5 million to $3.5 million for the three months ended March 31, 2020 as compared to other expense of $5.0 million for the same period in 2019 primarily attributable due to a $13.9 million gain from non-cash purchase price adjustments from the acquisition of our Mexico joint-venture.

Income taxes

Income tax expense and the effective tax rate for the three months ended March 31, 2020 and 2019 were as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Income tax expense	$7,429	$31,724
Effective tax rate	15.3%	19.5%

The tax provisions for the three months ended March 31, 2020 and 2019 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. Our effective tax rate is subject to management’s quarterly review and revision, as necessary.

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0.0% to 34.0%, which on average are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 25%.

Due to the enactment of the Tax Act in December 2017, we are subject to a tax on GILTI. GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as period cost when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. We have elected to account for GILTI as a period cost, and therefore have included GILTI expense in our effective tax rate calculation for the three months ended March 31, 2020 and 2019.

For the three months ended March 31, 2020, the decrease in the effective tax rate was primarily due to the reduced negative impact of $0.7 million in discrete tax expense as compared to the negative impact of $2.9 million in discrete tax expense in the three months ended March 31, 2019.

As of March 31, 2020, we had approximately $1,158.8 million in cash and cash equivalents, of which $476.1 million, or 41%, was held outside the U.S. Of the $476.1 million held by our non-U.S. subsidiaries, approximately $204.7 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in our condensed consolidated financial statements as of March 31, 2020.

Non-controlling interests in net earnings of consolidated subsidiaries

Net loss attributable to non-controlling interests for the three months ended March 31, 2020 decreased $30.2 million to $7.9 million as compared to a net earnings $22.3 million for the same period in 2019 attributable to decreased profitability by our joint ventures due to the COVID-19 pandemic. Non-controlling interests represents the share of net earnings that is attributable to our joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity outlook

Our liquidity remains strong and we believe we are well-positioned to endure the difficult environment associated with the COVID-19 pandemic. We have taken actions to preserve our liquidity and manage our cash flow.  As a precautionary measure, in March 2020, we borrowed $490 million on our unsecured revolving credit facility. There is capacity for an additional $250 million available on our unsecured credit facility through an accordion feature. We continue to partner with our vendors, landlords, and lenders to maximize our liquidity and mitigate risk during this COVID-19 outbreak.

Cash Flows

Our working capital at March 31, 2020 was $2,187.4 million, an increase of $606.0 million from working capital of $1,581.4 million at December 31, 2019. Our cash and cash equivalents at March 31, 2020 were $1,158.8 million, compared to $824.9 million at December 31, 2019.  The increase in cash and cash equivalents of $333.9 million after consideration of the effect of exchange rates was primarily due to an increase of $570.8 million in long-term borrowings, of which $490.0 million related to our unsecured revolving credit facility, which were partially offset by an increase in accounts receivable of $187.8 million and a decrease in accounts payable of $141.8 million. Our primary sources of operating cash are collections from customers on wholesale and direct-to-consumer sales. Our primary uses of cash are inventory purchases, selling, general and administrative expenses and capital expenditures.

Operating Activities

For the three months ended March 31, 2020, net cash used in operating activities was $135.0 million as compared to $63.5 million for the three months ended March 31, 2019. On a comparative year-over-year basis, the $71.5 million decrease in net cash used in operating activities for the three months ended March 31, 2020 primarily resulted from reduced net earnings of $89.9 million.

Investing Activities

Net cash used in investing activities was $76.3 million for the three months ended March 31, 2020 as compared to $36.7 million for the three months ended March 31, 2019. The $39.6 million increase in net cash used in investing activities for the three months ended March 31, 2020 as compared to the same period in the prior year was primarily due to capital expenditures. Capital expenditures for the three months ended March 31, 2020 were approximately $74.9 million, of which $34.4 million was related to the acquisition of an office building in Shanghai and new retail stores in China, $18.2 million related to direct-to-consumer stores and ecommerce investment worldwide, and $15.9 million to support our worldwide distribution capabilities as well as general corporate investments. Capital expenditures were $38.1 million for the three months ended March 31, 2019, which primarily consisted of $8.4 million for new store openings, $10.2 million for our China distribution center and remodels and $11.7 million to support our international wholesale operations. We expect our ongoing capital expenditures for the remainder of 2020 to be approximately $100.0 million to $125.0 million, which is primarily the construction of our China distribution center. We expect to fund ongoing capital expenses through a combination of borrowings and available cash.

Financing Activities

Net cash provided by financing activities was $558.0 million during the three months ended March 31, 2020 compared to $93.6 million in net cash used in financing activities during the three months ended March 31, 2019. The $651.6 million increase in cash provided by financing activities for the three months ended March 31, 2020 as compared to the same period in the prior year is primarily attributable to increased long-term borrowings of $490.0 million on our unsecured revolving credit facility and $129.5 million related to refinancing our construction loan on our U.S. distribution center.

Capital Resources and Prospective Capital Requirements

Share Repurchase Program

On February 6, 2018, our Board of Directors authorized a share repurchase program pursuant to which we may, from time to time, purchase shares of its Class A common stock, par value $0.001 per share (“Class A common stock”), for an aggregate repurchase price not to exceed $150.0 million. The Share Repurchase Program expires on February 6, 2021. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements and other relevant factors. The Share Repurchase Program does not obligate us to acquire any particular amount of shares of Class A common stock and the program may be suspended or discontinued at any time. See “Issuer Purchases of Equity Securities” under Part II, Item 2 of this report for repurchases made during the three months ended March 31, 2020. As of March 31, 2020, there was $20.0 million available under the Share Repurchase Program.

Acquisitions

In the first quarter of 2019, we purchased the minority interest in our India joint-venture for $82.9 million, which made our India joint-venture entity a wholly-owned subsidiary.

In the second quarter of 2019, we purchased a 60% interest in Manhattan SKMX,S. de R.L. de C.V. (“Skechers Mexico”), for a total consideration of $120.6 million, net of cash acquired. Skechers Mexico is a joint venture that operates and generates sales in Mexico. As a result of this purchase, Skechers Mexico became a majority-owned subsidiary and the results are consolidated in our condensed consolidated financial statements.  The formation of the joint venture provides significant merchandising, supply chain and retail operations in Mexico. We completed the purchase price allocation during the quarter ended March 31, 2020. Pro forma results of operations have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our condensed consolidated financial statements.  For additional information see Note 7 – Acquisition in the Notes to Condensed Consolidated Financial Statements included in this quarterly report.

Financing Arrangements

Unsecured Revolving Credit Facility

On November 21, 2019, we entered into a $500.0 million unsecured revolving credit facility, which matures on November 21, 2024 (the “2019 Credit Agreement”), with Bank of America, N.A., as administrative agent and joint lead arranger, HSBC Bank USA, N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers, and other lenders. The 2019 Credit Agreement replaced our then existing $250.0 million loan and security agreement dated June 30, 2015 with Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association that was set to expire on June 30, 2020.  The 2019 Credit Agreement may be increased by up to $250.0 million under certain conditions and provides for the issuance of letters of credit up to a maximum of $100.0 million and swingline loans up to a maximum of $25.0 million. We may use the proceeds from the 2019 Credit Agreement for working capital and other lawful corporate purposes. At our option, any loan (other than swingline loans) will bear interest at a rate equal to (a) LIBOR plus an applicable margin between 1.125% and 1.625% based upon our Total Adjusted Net Leverage Ratio (as defined in the 2019 Credit Agreement) or (b) a base rate (defined as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Bank of America prime rate and (iii) LIBOR plus 1.00%) plus an applicable margin between 0.125% and 0.625% based upon our Total Adjusted Net Leverage Ratio.  Any swingline loan will bear interest at the base rate. We will pay a variable commitment fee of between 0.125% and 0.25% of the actual daily unused amount of each lender’s commitment, and will also pay a variable letter of credit fee of between 1.125% and 1.625% on the maximum amount available to be drawn under each issued and outstanding letter of credit, both of which are based upon our Total Adjusted Net Leverage Ratio. The 2019 Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including covenants that limit the ability of our company and our subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose of assets, effect a change of control of our company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The 2019 Credit Agreement also requires that the total adjusted net leverage ratio not exceed 3.75, except in the event of an acquisition in which case the ratio may be increased at our election to 4.25 for the quarter in which such acquisition occurs and for the next three quarters thereafter. As of March 31, 2020, our adjusted net leverage ratio was 1.05.   The 2019 Credit Agreement provides for customary events of default including payment defaults, breaches of representations or warranties or covenants, cross defaults with certain other indebtedness to third parties, certain judgments/awards/orders, a change of control, bankruptcy and insolvency events, inability to pay debts, ERISA defaults, and invalidity or impairment of the 2019 Credit Agreement or any loan documentation related thereto, with, in certain circumstances, cure periods. Certain of the lenders party to the 2019 Credit Agreement, and their respective affiliates, have performed, and may in the future perform for us and our subsidiaries, various commercial banking, investment banking, underwriting and other financial advisory services, for which they have received, and will receive, customary fees and expenses. We paid origination, arrangement and legal fees of $1.6 million on the 2019 Credit Agreement, which are being amortized to interest expense over the five-year life of the 2019 Credit Agreement. As of March 31, 2020, there was $490.0 million outstanding under the 2019 Credit Agreement, which is classified as long-term borrowings in our condensed consolidated balance sheets. As of December 31, 2019, there was no outstanding amount under the 2019 Credit Agreement.

Construction Loans for U.S. Distribution Center

We lease our domestic distribution center from a joint venture, HF Logistics-SKX, LLC (the “JV”), that we formed with HF logistics I, LLC (“HF”) in January 2010 for the purpose of construction and maintaining the facility. From time to time, HF has refinanced its interest in the JV, which we report in our financial statements as a wholly consolidated entity.

On April 30, 2010, the JV, through HF Logistics-SKX T1, LLC, a Delaware limited liability company and wholly-owned subsidiary of the JV (“HF-T1”), we entered into a construction loan agreement with Bank of America, N.A. as administrative agent and as a lender, and Raymond James Bank, FSB, as a lender (collectively, the “Construction Loan Agreement”), pursuant to which the JV obtained a loan of up to $55.0 million used for construction of our U.S. distribution center (the “2010 Loan”). On November 16, 2012, HF-T1 executed an amendment to the Construction Loan Agreement (the “Amendment”), which added OneWest Bank, FSB as a lender, increased the borrowings under the 2010 Loan to $80.0 million and extended the maturity date of the 2010 Loan to October 30, 2015.

On August 11, 2015, the JV, through HF-T1, we entered into an amended and restated loan agreement with Bank of America, N.A., as administrative agent and as a lender, and CIT Bank, N.A. (formerly known as OneWest Bank, FSB) and Raymond James Bank, N.A., as lenders (collectively, the “Amended Loan Agreement”), which amended and restated in its entirety the Construction Loan Agreement and the Amendment. Under the Amended Loan Agreement, the parties agreed that the lenders would loan $70.0 million to HF-T1 (the “2015 Loan”). Pursuant to the Amended Loan Agreement, the interest rate per annum on the 2015 Loan was LIBOR Daily Floating Rate (as defined therein) plus a margin of 2%.  The maturity date of the 2015 Loan was August 12, 2020, subject to HF-T1 having an option to a 24-month extension upon payment of a fee and satisfaction of certain customary terms. On August 11, 2015, HF-T1 and Bank of America, N.A. also entered into an ISDA master agreement (together with the schedule related thereto, the “Swap Agreement”) to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the “Interest Rate Swap”) with Bank of America, N.A. The Interest Rate Swap had an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020.

On March 18, 2020, HF-T1 entered into an amendment to the Amended Loan Agreement with Bank of America, N.A., Raymond James Bank, N.A. and CIT Bank, N.A. (the “2020 Amendment”) that increased the borrowings under the 2015 Loan to $129.5 million and extended the maturity date of the 2015 Loan to March 18, 2025 (the “2020 Loan”). As of the date of the 2020 Amendment, the outstanding principal balance of the 2015 Loan was $63.3 million. The additional indebtedness of $66.2 million under the 2020 Amendment is being used by the JV through HF-T1 to (i) refinance all amounts owed on the 2015 Loan, (ii) pay $1.0 million in accrued interest, loan fees and other closing costs associated with the 2020 Amendment and (iii) make a distribution of $64.4 million to HF.  Pursuant to the 2020 Amendment, the interest rate per annum on the 2020 Loan is the LIBOR Daily Floating Rate (as defined therein) plus a margin of 1.75%. The maturity date of the 2020 Loan is March 18, 2025. On March 18, 2020, HF-T1 and Bank of America, N.A. also executed an amendment to the Swap Agreement (the “Swap Agreement Amendment”) to extend the maturity date of the Interest Rate Swap to March 18, 2025. The Swap Agreement Amendment fixes the effective interest rate on the 2020 Loan at 2.55% per annum. The 2020 Amendment and the Swap Agreement Amendment are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under our credit agreement dated November 21, 2019.

On April 3, 2020, the JV, through HF Logistics-SKX T2, LLC, a Delaware limited liability company and wholly-owned subsidiary of the JV (“HF-T2), we entered into a construction loan agreement with Bank of America, N.A. as administrative agent and lender (collectively, the “2020 Construction Loan Agreement”), pursuant to which the JV obtained a loan of up to $73.0 million used for construction to expand our U.S. distribution center (the “2020 Construction Loan”). Under the 2020 Construction Loan Agreement, the interest rate per annum on the 2020 Construction Loan is LIBOR Daily Floating Rate (as defined therein) plus a margin of 190 basis points, reducing to 175 basis points upon substantial completion of the construction and certain other conditions being satisfied. The maturity date of the 2020 Construction Loan is April 3, 2025. The obligations of the JV under the 2020 Construction Loan Agreement are guaranteed by TGD Holdings I, LLC, which is an affiliate of HF.

Construction Loan for Distribution Center in China

On September 29, 2018, through the Taicang Subsidiary, we entered into a 700 million yuan loan agreement with China Construction Bank Corporation (the “China DC Loan Agreement”). The proceeds from the China DC Loan Agreement is being used to finance the construction of our distribution center in China.  Interest is paid quarterly. The interest rate was 3.20% at March 31, 2020,  which floats and is calculated from a reference rate provided by the People’s Bank of China. The interest rate may increase or decrease over the life of the loan and will be evaluated every 12 months. The principal of the loan will be repaid in semi-annual installments, beginning in 2021, of variable amounts as specified in the China DC Loan Agreement. The China DC Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that limit the ability of the joint venture to, among other things, allow external investment to be added, pledge assets, issue debt with priority over the China DC Loan Agreement, and adjust the capital stock structure of the TC Subsidiary. The China DC Loan Agreement matures on September 28, 2023. The obligations of the TC Subsidiary under the China DC Loan Agreement are jointly and severally guaranteed by our Chinese joint venture.  As of March 31, 2020, there was $49.3 million outstanding under this credit facility, which is classified as long-term borrowings in our condensed consolidated balance sheets.

Total Debt Obligations

As of March 31, 2020, outstanding short-term and long-term borrowings were $699.8 million, of which $490.0 million relates to our unsecured revolving credit facility and $129.5 million for a loan for our domestic distribution center and the remaining balance relates to our international operations. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants related to our short-term and long-term borrowings as of the date of this quarterly report.

We believe that anticipated cash flows from operations, available borrowings under our credit agreements, existing cash and investment balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements at least through April 30, 2021.  Our future capital requirements will depend on many factors, including, but not limited to, duration and impact on overall consumer demand due to the COVID-19 pandemic, the global economy and the outlook for and return to growth in our markets, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the number and timing of new store openings, the success of our international operations, costs associated with constructing our China distribution center and distribution center equipment, available borrowings under our China DC Loan Agreement, the costs of upgrading our domestic and European distribution centers, the amount and timing of share repurchases, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, costs associated with constructing new corporate offices, and any potential acquisitions of other brands or companies. To the extent that available funds are insufficient to fund our future activities, we may need to raise additional funds through public or private financing of debt or equity. We have been successful in the past in raising additional funds through financing activities; however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 1, 2020. Our critical accounting policies and estimates did not change materially during the quarter ended March 31, 2020.

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

We have experienced, and expect to continue to experience, variability in our sales and operating results on a quarterly basis. Our domestic customers generally assume responsibility for scheduling pickup and delivery of purchased products. Any delay in scheduling or pickup which is beyond our control could materially negatively impact our sales and results of operations for any given quarter. We believe the factors which influence this variability include (i) the timing of our introduction of new footwear products, (ii) the level of consumer acceptance of new and existing products, (iii) general economic and industry conditions that affect consumer spending and retail purchasing, (iv) the timing of the placement, cancellation or pickup of customer orders, (v) increases in the number of employees and overhead to support growth, (vi) the timing of expenditures in anticipation of increased sales and customer delivery requirements, (vii) the number and timing of our new retail store openings and (viii) actions by competitors. Because of these and other factors including those referenced or incorporated by reference in our annual report on Form 10-K for the year ended December 31, 2019 under the captions “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the operating results for any particular quarter are not necessarily indicative of the results for the full year.

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

EXCHANGE RATES

Although we currently invoice most of our customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2019 and the first three months of 2020, exchange rate fluctuations did not have a material impact on our sales or inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest rate fluctuations. As of March 31, 2020, we have $30.6 million and $669.1 million of outstanding short-term and long-term borrowings, respectively, subject to changes in interest rates. A 200 basis point increase in interest rates would have increased interest expense by approximately $2.8 million for the quarter ended March 31, 2020. We do not expect any changes in interest rates to have a material impact on our financial condition or results of operations or cash flows during the remainder of 2020. The interest rate charged on our unsecured revolving credit facility is based on LIBOR, our domestic distribution center loan is based on the one month LIBOR, and our China DC Loan and China DC Revolving Loan are based on variable-rates provided by the People’s Bank of China. Changes in these interest rates will have an effect on the interest charged on outstanding balances.

We may enter into derivative financial instruments such as interest rate swaps in order to limit our interest rate risk on our long-term debt. We will not enter into derivative transactions for speculative purposes. We had one derivative instrument in place as of March 31, 2020 to hedge the cash flows on our $129.5 million variable rate debt on our domestic distribution center. This instrument was a variable to fixed derivative with a notional amount of $129.5 million at March 31, 2020. Our average receive rate was one month LIBOR and the average pay rate was 0.795%. The rate swap agreement utilized by us effectively modifies our exposure to interest rate risk by converting our floating-rate debt to a fixed rate basis over the life of the loan, thus reducing the impact of interest-rate changes on future interest payments.

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

Assets and liabilities outside the United States are located in regions where we have subsidiaries or joint ventures: Asia, Central America, Europe, Middle East, North America, and South America. Our investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation loss of $22.8 million and a cumulative foreign currency translation gain of $2.0 million for the three months ended March 31, 2020 and 2019, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at March 31, 2020 would have reduced the values of our net investments by approximately $52.5 million.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Nike, Inc. v. Skechers USA, Inc. – On January 4, 2016, Nike filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:16-cv-0007, alleging that certain Skechers shoe designs (Men’s Burst, Women’s Burst, Women’s Flex Appeal, Men’s Flex Advantage, Girls’ Skech Appeal, and Boys’ Flex Advantage) infringe the claims of eight design patents. Nike seeks injunctive relief, disgorgement of Skechers’ profits, damages (including treble damages), pre-judgment and post-judgment interest, attorneys’ fees, and costs. In April and May, 2016, we filed petitions with the United States Patent and Trademark Office’s Patent Trial and Appeal Board (the “PTAB”) for inter partes review of all eight design patents, seeking to invalidate those patents. In September and November 2016, the PTAB denied each of our petitions. On January 6, 2017, we filed several additional petitions for inter partes review with the PTAB, seeking to invalidate seven of the eight designs patents that Nike is asserting. In July 2017, we were notified that the PTAB granted our petitions and instituted inter partes review proceedings with respect to two of the seven design patents but denied our petitions as to the others. In June 2017, we filed a motion to transfer venue from the District of Oregon to the Central District of California based on a recent United States Supreme Court decision and the motion was granted on November 17, 2017. On June 28, 2018, the PTAB issued final decisions in the two inter partes review proceedings, rejecting the invalidity challenges made by our company in those proceedings.  On June 4, 2018, the Court, over Nike’s opposition, granted our request for a claim construction hearing.  On March 28, 2019, the Court issued an order declining to issue a claim construction at this stage of the proceedings, but it did not foreclose the issue, instead observing that it might be appropriate to address claim construction at a later stage. The parties have now completed discovery and have filed summary judgement motions. Nike has also withdrawn its claim for treble or enhanced damages. The summary judgment motions were heard on February 18, 2020 but the Court has not issued a final ruling. While it is too early to predict the outcome of the case or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

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

Steamfitters Local 449 Pension Plan v. Skechers USA, Inc., Robert Greenberg and David Weinberg. – On October 20, 2017, the Steamfitters Local 449 Pension Plan filed a securities class action, on behalf of itself and purportedly on behalf of other shareholders who purchased Skechers stock in a five-month period in 2015, against our company and certain of its officers in the United States District Court for the Southern District of New York, case number 1:17-cv-08107.  On April 4, 2018, the plaintiffs filed an amended and consolidated complaint and on July 24, 2018 plaintiffs filed a second amended and consolidated complaint.  The lawsuit alleges that, between April 23 and October 22, 2015, we made materially false statements or omissions of material fact about the anticipated performance of our Domestic Wholesale segment and asserts claims for unspecified damages, attorneys' fees and equitable relief based on two counts for alleged violations of federal securities laws.  On November 21, 2018 we filed a motion to dismiss.  On January 10, 2019 plaintiffs filed an opposition and on February 11, 2019, we filed a reply. On September 23, 2019, the court granted our motion to dismiss without leave to amend and on October 22, 2019, the plaintiffs appealed it to the United States Court of Appeals for the Second Circuit, and on February 4, 2020, filed appellants’ opening brief. Given the early stage of this proceeding and the limited information available, we cannot predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position.  We believe we have meritorious defenses and intend to defend this matter vigorously.

In Re Skechers Securities Litigation (formerly Laborers Local 235 Benefit Fund v. Skechers USA, Inc. Robert Greenberg, David Weinberg and John Vandemore) – On September 4, 2018, Laborers Local 235 Benefit Fund filed a securities class action on behalf of itself and purportedly on behalf of other shareholders who purchased our company’s stock between October 20, 2017 and July 19, 2018 (the “Class Period”), against our company and certain of its officers in the United States District Court for the Southern District of New York, case number 1:18-cv-8039.  The complaint alleges that throughout the Class Period we made materially false statements or omissions of material fact regarding our sales growth and controlling expenses and asserts claims for unspecified damages and attorneys’ fees.  Beginning October 17, 2018, copycat cases were filed and on January 22, 2019 a consolidated amended class action complaint was filed as In Re Skechers Securities Litigation. On May 13, 2019, we filed a motion to dismiss the complaint. On June 27, 2019, plaintiffs filed an opposition, and on July 29, 2019, we filed a reply. The court heard the motion on January 23, 2020 and on March 12, 2020 the court dismissed the matter with prejudice. The plaintiffs have now waived their right of appeal in exchange for the defendants waiving costs. This matter is now concluded.

Police & Fire Ret. Sys. of the City of Detroit, et al. v. Greenberg, et al. – On July 26, 2019, our company and most of the Board of Directors were sued by several shareholders on behalf of our company in a derivative action in the Court of Chancery of the State of Delaware, Case No. 2019-0578. The complaint alleges breach of fiduciary duty and waste of corporate assets in connection with the grant of compensation to certain officers, and seeks disgorgement of the challenged compensation, compensatory damages to our company, unspecified equitable relief, and attorneys’ fees and costs. On October 8, 2019, defendants filed motions to dismiss the complaint. In response, plaintiffs on December 9, 2019 filed a first amended complaint, adding counts for breach of fiduciary duty and unjust enrichment. On December 23, 2019, defendants filed renewed motions to dismiss, which have not been briefed because the parties instead entered into mediation. Mediation initially took place on March 11, 2020 and is ongoing but no settlement has been reached yet. We believe we have meritorious defenses and intend to defend this matter vigorously. Given the early stages of these proceedings and the limited information available, we cannot predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position.

Kathleen Houseman v. Robert Greenberg, et al. – On November 27, 2018, our company, the Board of Directors and CFO John Vandemore were sued by a shareholder on behalf of our company in a derivative action in the United States District Court for the District of Delaware, Case No 1:18-cv-01878. The complaint is based largely on the same underlying factual allegations as In Re Skechers Securities Litigation. By mutual agreement of the parties this case has been stayed pending the outcome of In Re Skechers Securities Litigation. Now that In Re Skechers Securities Litigation has been dismissed, the stay will expire shortly.  We believe we have meritorious defenses and intend to defend this matter vigorously. Notwithstanding, given the early stages of these proceedings and the limited information available, we cannot predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position.

Jesse Chen v. Robert Greenberg, et al. – On January 16, 2019, our company, the Board of Directors and CFO John Vandemore were sued by a shareholder on behalf of our company in a derivative action in the Superior Court for the State of California for the County of Los Angeles, Case No.19-STC-CV00393. The complaint mirrors the Houseman case, supra, and is based largely on the same underlying factual allegations as In Re Skechers Securities Litigation. By mutual agreement of the parties this case has been stayed pending the outcome of In Re Skechers Securities Litigation. Now that In Re Skechers Securities Litigation has been dismissed, the stay will expire shortly. We believe we have meritorious defenses and intend to defend this matter vigorously. Notwithstanding, given the early stages of these proceedings and the limited information available, we cannot predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position.

Ealeen Wilk v. Skechers U.S.A., Inc. – On September 10, 2018, Ealeen Wilk filed a putative class action lawsuit against our company in the United States District Court for the Central District of California, Case No. 5:18-cv-01921, alleging violations of the California Labor Code, including unpaid overtime, unpaid wages due upon termination and unfair business practices. The complaint seeks actual, compensatory, special and general damages; penalties and liquidated damages; restitutionary and injunctive relief; attorneys’ fees and costs; and interest as permitted by law. On July 5, 2019, the court granted, in part, plaintiff’s motion for conditional certification of a Fair Labor Standards Act (FLSA) collective action. On July 22, 2019, the parties submitted to the court an agreed upon notice to be sent to members of the collective. The parties are delaying the mailing of the Belaire-West privacy opt out notice until after mediation. The parties have agreed to an informal stay of discovery and have stipulated to continue all relevant discovery and motion deadlines accordingly. The parties reached a settlement in principle as a result of a January 27, 2020 mediation but the details of the settlement still need to be worked out and the settlement has to be documented. In the event the settlement is not concluded successfully, it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe that we have meritorious defenses, vehemently deny the allegations, and intend to defend the case vigorously.

Jose Zavala Guzman v. Team One Employment Specialists, Skechers USA, Inc. et. al. – On April 2, 2019, Jose Guzman, a Team One employee, filed a class action lawsuit against Team One and our company in the Superior Court of California, County of Los Angeles County, Case No. 19STCV11006. The complaint alleges various wage and hour violations, and seeks compensatory damages, liquidated damages, penalties, interest and restitution. This complaint was followed by a Private Attorney General’s Act Notice, specifying the same allegations raised in the complaint. This matter was tendered to our insurance carrier, and we are currently investigating the allegations. Co-defendant Team-One has filed a motion to compel arbitration, which our company has joined in.  The hearing that was originally set for January 30, 2020 was postponed pending a March 16, 2020 mediation and the matter is otherwise stayed until then. The parties reached a settlement in principle as a result of the March 16, 2020 mediation but the details of the settlement still need to be worked out and the settlement has to be documented. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe that we have meritorious defenses, vehemently deny the allegations, and intend to defend the case vigorously.

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

ITEM 1A. RISK FACTORS

The information presented below updates the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2019 and should be read in conjunction with the risk factors and other information disclosed in our 2019 annual report on Form 10‑K that could have a material effect on our business, financial condition and results of operations.

The COVID-19 Pandemic Has Had, And Is Expected To Continue To Have, A Material Adverse Effect On Our Business And Results Of Operations.

Impact on Global Economy and on Our Business and Financial Performance

The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. The COVID-19 pandemic has had, and we expect it to continue to have, a material adverse impact on our business and financial performance. The extent of this impact on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, is highly uncertain and cannot be predicted, as information is rapidly evolving with respect to the duration and severity of the pandemic. It will depend on future developments, including the duration and severity of the pandemic, related restrictions on travel, temporary store closure requirements and the related impact on consumer confidence and spending, and the extent of any recession resulting from the pandemic. At this time, we cannot reasonably estimate the duration and severity of the COVID-19 pandemic, or its overall impact on our business and financial performance.

Closures and Operational Restrictions of Our Retail Stores and Our Wholesale Customers’ Stores

As a result of the COVID-19 pandemic, and in response to government mandates or recommendations, as well as decisions we have made to protect the health and safety of our employees, consumers and communities, we (including our joint ventures), and our distributors, licensees and franchisees, have temporarily closed a significant number of our company- and joint venture-owned retail stores, and our distributor-, licensee- and franchisee-owned retail stores, respectively, around the world. Collectively, we may face longer term store closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent governmental restrictions including public health directives, quarantine policies or social distancing measures. In addition, many of our significant wholesale customers have closed many of their stores, which will adversely impact our revenues from these customers. As a result, we expect our business and results of operations to be materially adversely impacted by store closures and operational restrictions when stores reopen.

Even as we and our wholesales customers are able to reopen our stores, as the number of people affected by the COVID-19 pandemic continues to grow, consumer fear about becoming ill with the disease and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine may continue to increase, which will adversely affect traffic to stores. Any significant reduction in consumer visits to, or spending at, our wholesale customers’ stores and our retail stores, caused by the COVID-19 pandemic, and any decreased spending at stores caused by decreased consumer confidence and spending following this pandemic, would result in a loss of sales and profits and have other material adverse effects on our business and results of operations.

Disruptions or Delays in Our Supply Chain

Although not an issue as of the filing date of this report, the COVID-19 pandemic has also caused delays in shipments of our products and could once again have the potential to significantly impact our supply chain if the factories that manufacture our products, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers are disrupted, temporarily closed or experience worker shortages. More specifically, the majority of our manufacturers are located primarily in China and Vietnam. To date, the Chinese and Vietnamese governments have imposed certain restrictions on business operations and the movement of people and goods, including the temporary closure of some factories and businesses in China and restrictions on others in Vietnam, to limit the spread of COVID-19. As a result, we have seen and may yet again see disruptions or delays in shipments, and we may experience negative impacts to pricing of our products due to changes in availability of inventory, which could materially adversely impact our business and results of operations.

Office Closures, Focus of Key Personnel and Productivity of Employees

As a result of the COVID-19 pandemic, including related governmental guidance or requirements, we also have recently closed many of our corporate offices and other facilities, including our corporate headquarters in Manhattan Beach, California, and have implemented a policy for many of our corporate employees to work remotely. This policy may negatively impact productivity and cause other disruptions to our business.

In addition, our management team is focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time and resources across the entire company, thereby diverting their attention from other priorities that existed prior to the outbreak of the pandemic. If these conditions worsen, or last for an extended period of time, our ability to manage our business may be impaired, and operational risks and other risks facing us even prior to the COVID-19 pandemic may be elevated.

The COVID-19 Pandemic Has Had A Negative Impact On The Global Economy, And Our Sales Are Influenced By Economic Conditions That Impact Consumer Spending And Consumer Confidence.

Footwear is a cyclical industry that is dependent upon the overall level of consumer spending and consumer confidence. Consumer purchases of discretionary items, including our products, generally decline during periods when disposable income is adversely affected, there is economic uncertainty or volatility or during recessionary periods. Our wholesale customers anticipate and respond to adverse changes in economic conditions and uncertainty by closing doors, reducing inventories, canceling orders or increasing promotional activity. Our retail stores are also affected by these conditions, which may lead to a decline in consumer traffic and spending in these stores when they reopen. As a result, factors that diminish consumer spending and confidence in any of the markets in which we compete, particularly deterioration in general economic conditions, consumer credit availability, consumer debt levels, inflation, the impact of foreign exchange fluctuations on tourism and tourist spending, volatility in investment returns, fear of unemployment, increases in energy costs or tax or interest rates, housing market downturns, fear about and impact of pandemic illness (such as the impact of the COVID-19 pandemic, including reduced store traffic and widespread temporary store closures), and other factors such as acts of war, natural disasters or terrorist or political events that impact consumer confidence, could reduce our sales and have a material adverse effect on our operations and financial condition through their negative impact on our wholesale customers as well as decreased spending in our retail stores and via our e-commerce business.

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During the three months ended March 31, 2020 and 2019, our net sales to our five largest customers accounted for approximately 11.4% and 10.7% of total net sales, respectively. No one customer accounted for more than 10.0% of outstanding accounts receivable balance at March 31, 2020 or December 31, 2019. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Store closures, decreased foot traffic and recession resulting from the COVID-19 pandemic will adversely affect the performance and will likely adversely affect the financial condition of many of our customers. If any major existing customer ceases or decreases its purchases from us, cancels its orders, delays or defaults on its payment obligations to us, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us for any reason, such as due to store closures, decreased foot traffic or recession resulting from the COVID-19 pandemic, such actions adversely affect our business and financial condition. For example, our inventory levels have increased as purchases from wholesale customers have decreased. Furthermore, the retail industry regularly experiences consolidation, contractions and closings which may result in our loss of customers or our inability to collect accounts receivable of major customers. For example, we are currently experience delays in payments from some of our customers. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer due to any of the foregoing reasons, our business and financial condition could be harmed.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During the three months ended March 31, 2020 and 2019, the top five manufacturers of our manufactured products produced approximately 46.7% and 41.7% of our total purchases, respectively. One manufacturer accounted for 24.9% of total purchases for the three months ended March 31, 2020 and the same manufacturer accounted for 16.3% of total purchases for the same period in 2019.

We compete with other footwear companies for production facilities, and we do not have long-term contracts with any of our contract manufacturers. Under our current arrangements with them, these manufacturers generally may unilaterally terminate their relationship with us at any time. If our current manufacturers cease doing business with us, we could experience an interruption in the manufacture of our products. Although we believe that we could find alternative manufacturers, we may be unable to establish relationships with alternative manufacturers that will be as favorable as the relationships we have now. For example, new manufacturers may have higher prices, less favorable payment terms, lower manufacturing capacity, lower quality standards or higher lead times for delivery. If we are unable to provide products consistent with our standards or the manufacture of our footwear is delayed or becomes more expensive, our business and financial condition would be harmed.

While not an issue as of the filing date of this report, the COVID-19 pandemic previously led to the Chinese and Vietnamese governments imposing temporary closures of some of our factories in China and restrictions on others in Vietnam that caused delays in shipment of our products. We may encounter similar challenges yet again with these manufacturers, or new difficulties could arise with our manufacturers or any raw material suppliers on which our manufacturers rely, including prolonged manufacturing or transportation disruptions due to public health conditions, such as the recent COVID-19 pandemic, reductions in the availability of production capacity due to government imposed restrictions, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business and results of operations.

We Have Debt And Interest Payment Requirements At Levels That May Restrict Our Future Operations.

As of March 31, 2020, we had $699.7 million of debt and $250.0 million of additional borrowings available under our unsecured revolving credit facility. In March 2020, as a precautionary measure to maximize liquidity and to increase available cash on hand, we borrowed $490.0 million on our unsecured revolving credit facility. Our debt requires us to dedicate cash flow from operations to the payment of interest and principal due under our debt, which reduces funds available for other business purposes and results in us having lower net income than we would otherwise have had. This dedicated use of cash could impact our ability to successfully compete by, for example:

•

increasing our vulnerability to general adverse economic and industry conditions, including any adverse conditions resulting from the COVID-19 pandemic, such as temporary and permanent store closures, decreased foot traffic and recession;

•	limiting our flexibility in planning for or reacting to changes in our business and the general retail environment;
•	placing us at a competitive disadvantage compared to some of our competitors that have less debt; and
•	limiting our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.

In addition, a substantial portion of our short and long-term borrowings are made at variable rates that use LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent proposals for reform. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of an alternative reference rate(s). Changes in market interest rates may influence our financing costs and the valuation of derivative contracts and could reduce our cash flows and restrict our future operations.

One Principal Stockholder Is Able To Substantially Control All Matters Requiring Approval By Our Stockholders And Another Stockholder Is Able To Exert Significant Influence Over All Matters Requiring A Vote Of Our Stockholders, And Their Interests May Differ From The Interests Of Our Other Stockholders.

As of March 31, 2020, our Chairman of the Board and Chief Executive Officer, Robert Greenberg, beneficially owned 82.4% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 12.3% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 27.9% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of March 31, 2020, Mr. Greenberg beneficially owned 37.1% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 45.6% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 17.4% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Messrs. Greenberg and Schwartzberg are each able to exert significant influence over, all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Messrs. Greenberg’s and Schwartzberg’s interests may differ from the interests of the other stockholders, their ability to substantially control or significantly influence, respectively, actions requiring stockholder approval, may result in our Company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Issuer Purchases of Equity Securities

The table below summarizes the number of shares of our Class A Common Stock that were repurchased during the three months ended March 31, 2020.

Month Ended	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased from Certain Employees (1)	Total Number of Shares Purchased under the Share Repurchase Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased under the Program
January 31, 2020	—	—	—	—	$20,003,000
February 29, 2020	955	32.81	955	—	$20,003,000
March 31, 2020	170,165	33.07	170,165	—	$20,003,000
Total	171,120		171,120	—	$20,003,000

(1)

The Company repurchased 171,120 shares from certain employees to facilitate income tax withholding payments pertaining to restricted stock awards that vested during the three months ended March 31, 2020. Such shares were not repurchased pursuant to a publicly announced plan or program.

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

10.1

First Amendment to Amended and Restated Loan Agreement dated as of March 18, 2020, by and among HF Logistics-SKX T1, LLC, which is  a wholly owned subsidiary of a joint venture entered into between HF Logistics I, LLC, and Skechers R.B., LLC, a Delaware limited liability company and wholly owned subsidiary of the Registrant, Bank of America, N.A., as administrative agent and as a lender, and CIT Bank, N.A. and Raymond James Bank, N.A., as lenders. (incorporated by reference to exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2020).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of Skechers U.S.A., Inc. for the quarter ended March 31, 2020 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements

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

Date: May 8, 2020	SKECHERS U.S.A., INC.

	By:	/s/ John Vandemore
John Vandemore
Chief Financial Officer