Form 10-Q
period 2020-06-30
SKECHERS USA INC
filed 2020-08-07
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 28, 2020, 136,302,312 shares of the registrant’s Class A Common Stock, $0.001 par value per share, were outstanding.

As of July 28, 2020, 21,570,477 shares of the registrant’s Class B Common Stock, $0.001 par value per share, were outstanding.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,352,120	$824,876
Short-term investments	105,677	112,037
Trade accounts receivable, less allowances of $37,710 in 2020 and $24,106 in 2019	478,011	645,303
Other receivables	68,104	53,932
Total receivables	546,115	699,235
Inventories	1,027,735	1,069,863
Prepaid expenses and other current assets	105,141	113,580
Total current assets	3,136,788	2,819,591
Property, plant and equipment, net	833,103	738,925
Operating lease right-of-use assets	1,102,885	1,073,660
Deferred tax assets	49,198	49,088
Long-term investments	98,236	94,589
Goodwill	93,497	71,412
Other assets, net	94,339	45,678
Total non-current assets	2,271,258	2,073,352
TOTAL ASSETS	$5,408,046	$4,892,943
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term borrowings	$69,359	$66,234
Short-term borrowings	13,870	5,789
Accounts payable	621,142	764,844
Operating lease liabilities	194,508	191,129
Accrued expenses	177,907	210,235
Total current liabilities	1,076,786	1,238,231
Long-term borrowings, excluding current installments	680,109	49,183
Long-term operating lease liabilities	1,099,798	966,011
Deferred tax liabilities	12,435	322
Other long-term liabilities	101,774	103,089
Total non-current liabilities	1,894,116	1,118,605
Total liabilities	2,970,902	2,356,836
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value; 500,000 shares authorized; 132,882 and 131,071 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	133	131
Class B common stock, $0.001 par value; 75,000 shares authorized; 21,570 and 22,408 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	22	22
Additional paid-in capital	329,958	306,669
Accumulated other comprehensive loss	(124,238)	(29,993)
Retained earnings	2,018,840	2,037,836
Skechers U.S.A., Inc. equity	2,224,715	2,314,665
Non-controlling interests	212,429	221,442
Total stockholders' equity	2,437,144	2,536,107
TOTAL LIABILITIES AND EQUITY	$5,408,046	$4,892,943

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	$729,472	$1,258,565	$1,971,817	$2,535,321
Cost of sales	360,906	648,730	1,055,583	1,334,977
Gross profit	368,566	609,835	916,234	1,200,344
Royalty income	2,596	6,341	7,844	11,542
	371,162	616,176	924,078	1,211,886
Operating expenses:
Selling	60,240	113,507	134,295	183,721
General and administrative	371,893	391,588	805,944	751,220
	432,133	505,095	940,239	934,941
Earnings / (loss) from operations	(60,971)	111,081	(16,161)	276,945
Other income / (expense):
Interest income	1,547	3,067	3,854	6,209
Interest expense	(4,804)	(1,905)	(6,785)	(3,182)
Other, net	4,704	553	8,157	(4,433)
Total other income / (expense)	1,447	1,715	5,226	(1,406)
Earnings / (loss) before income tax expense (benefit)	(59,524)	112,796	(10,935)	275,539
Income tax expense / (benefit)	(4,307)	20,798	3,122	52,522
Net earnings / (loss)	(55,217)	91,998	(14,057)	223,017
Net earnings attributable to non-controlling interests	12,880	16,818	4,939	39,079
Net earnings / (loss) attributable to Skechers U.S.A., Inc.	$(68,097)	$75,180	$(18,996)	$183,938
Net earnings / (loss) per share attributable to Skechers U.S.A., Inc.:
Basic	$(0.44)	$0.49	$(0.12)	$1.20
Diluted	$(0.44)	$0.49	$(0.12)	$1.19
Weighted average shares used in calculating net earnings / (loss) per share attributable to Skechers U.S.A., Inc.:
Basic	154,138	153,413	153,849	153,446
Diluted	154,138	153,912	153,849	154,051

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net earnings / (loss)	$(55,217)	$91,998	$(14,057)	$223,017
Other comprehensive income / (loss), net of tax:
Gain / (loss) on foreign currency translation adjustment	(94,265)	2,905	(124,028)	6,357
Comprehensive income / (loss)	(149,482)	94,903	(138,085)	229,374
Comprehensive income / (loss) attributable to non- controlling interests	(9,966)	15,483	(24,845)	39,230
Comprehensive income / (loss) attributable to Skechers U.S.A., Inc.	$(139,516)	$79,420	$(113,240)	$190,144

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	SHARES		AMOUNT			ACCUMULATED
	CLASS A	CLASS B	CLASS A	CLASS B	ADDITIONAL	OTHER		SKECHERS	NON	TOTAL
	COMMON	COMMON	COMMON	COMMON	PAID-IN	COMPREHENSIVE	RETAINED	U.S.A., INC.	CONTROLLING	STOCKHOLDERS'
	STOCK	STOCK	STOCK	STOCK	CAPITAL	INCOME (LOSS)	EARNINGS	EQUITY	INTEREST	EQUITY
Balance at March 31, 2020	131,276	22,408	$131	$22	$313,451	$(52,819)	$2,086,937	$2,347,722	$240,743	$2,588,465
Net earnings / (loss)	—	—	—	—	—	—	(68,097)	(68,097)	12,880	(55,217)
Foreign currency translation adjustment	—	—	—	—	—	(71,419)	—	(71,419)	(22,846)	(94,265)
Distribution to non-controlling interest of consolidated entity	—	—	—	—	—	—	—	—	(16,189)	(16,189)
Net unrealized loss on derivative contract	—	—	—	—	—	—	—	—	(2,159)	(2,159)
Stock compensation expense	—	—	—	—	12,822	—	—	12,822	—	12,822
Proceeds from issuance of common stock under the employee stock purchase plan	138	—	1	—	3,686	—	—	3,687	—	3,687
Shares issued under the Incentive Award Plan	630	—	1	—	(1)	—	—	—	—	—
Conversion of Class B Common Stock into Class A Common Stock	838	(838)	—	—	—	—	—	—	—	—
Balance at June 30, 2020	132,882	21,570	$133	$22	$329,958	$(124,238)	$2,018,840	$2,224,715	$212,429	$2,437,144

Balance at March 31, 2019	130,242	23,016	$130	$23	$291,867	$(29,522)	$1,800,034	$2,062,532	$172,986	$2,235,518
Net earnings	—	—	—	—	—	—	75,180	75,180	16,818	91,998
Foreign currency translation adjustment	—	—	—	—	—	4,240	—	4,240	(1,335)	2,905
Contribution from non-controlling interest of consolidated entity	—	—	—	—	—	—	—	—	22,776	22,776
Distribution to non-controlling interest of consolidated entity	—	—	—	—	—	—	—	—	(20,479)	(20,479)
Stock compensation expense	—	—	—	—	10,555	—	—	10,555	—	10,555
Proceeds from issuance of common stock under the employee stock purchase plan	134	—	—	—	3,177	—	—	3,177	—	3,177
Shares issued under the Incentive Award Plan	658	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(248)	—	—	—	(7,767)	—	—	(7,767)	—	(7,767)
Repurchases of common stock	(511)	—	(1)	—	(15,009)	—	—	(15,010)	—	(15,010)
Balance at June 30, 2019	130,275	23,016	$130	$23	$282,822	$(25,282)	$1,875,214	$2,132,907	$190,766	$2,323,673

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	SHARES		AMOUNT			ACCUMULATED
	CLASS A	CLASS B	CLASS A	CLASS B	ADDITIONAL	OTHER		SKECHERS	NON	TOTAL
	COMMON	COMMON	COMMON	COMMON	PAID-IN	COMPREHENSIVE	RETAINED	U.S.A., INC.	CONTROLLING	STOCKHOLDERS'
	STOCK	STOCK	STOCK	STOCK	CAPITAL	INCOME (LOSS)	EARNINGS	EQUITY	INTERESTS	EQUITY
Balance at December 31, 2019	131,071	22,408	$131	$22	$306,669	$(29,993)	$2,037,836	$2,314,665	$221,442	$2,536,107
Net earnings / (loss)	—	—	—	—	—	—	(18,996)	(18,996)	4,939	(14,057)
Foreign currency translation adjustment	—	—	—	—	—	(94,245)	—	(94,245)	(29,783)	(124,028)
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	(31,055)	(31,055)
Non-controlling interests of acquired businesses	—	—	—	—	—	—	—	—	49,045	49,045
Net unrealized loss on derivative contract	—	—	—	—	—	—	—	—	(2,159)	(2,159)
Stock compensation expense	—	—	—	—	25,263	—	—	25,263	—	25,263
Proceeds from issuance of common stock under the employee stock purchase plan	138	—	1	—	3,686	—	—	3,687	—	3,687
Shares issued under the Incentive Award Plan	1,006	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(171)	—	—	—	(5,659)	—	—	(5,659)	—	(5,659)
Conversion of Class B Common Stock into Class A Common Stock	838	(838)	—	—	—	—	—	—	—	—
Balance at June 30, 2020	132,882	21,570	$133	$22	$329,958	$(124,238)	$2,018,840	$2,224,715	$212,429	$2,437,144

Balance at December 31, 2018	129,525	23,983	$129	$24	$375,017	$(31,488)	$1,691,276	$2,034,958	$154,317	$2,189,275
Net earnings	—	—	—	—	—	—	183,938	183,938	39,079	223,017
Foreign currency translation adjustment	—	—	—	—	—	6,206	—	6,206	151	6,357
Contribution from noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	30,341	30,341
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	(21,493)	(21,493)
Acquisition of minority interest in India joint-venture		—	—	—	(71,265)	—	—	(71,265)	(11,629)	(82,894)
Stock compensation expense	—	—	—	—	19,495	—	—	19,495	—	19,495
Proceeds from issuance of common stock under the employee stock purchase plan	134	—	—	—	3,177	—	—	3,177	—	3,177
Shares issued under the Incentive Award Plan	1,036	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(418)	—	—	—	(13,583)	—	—	(13,583)	—	(13,583)
Conversion of Class B Common Stock into Class A Common Stock	967	(967)	1	(1)	—	—	—	—	—	—
Repurchases of common stock	(969)	—	(1)	—	(30,018)	—	—	(30,019)	—	(30,019)
Balance at June 30, 2019	130,275	23,016	$130	$23	$282,822	$(25,282)	$1,875,214	$2,132,907	$190,766	$2,323,673

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net earnings (loss)	$(14,057)	$223,017
Adjustment to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	71,764	52,426
Provision for bad debts and returns	12,877	7,497
Share based compensation	25,263	19,495
Deferred income taxes	(5,786)	(10,868)
Net settlement gain	(13,877)	—
Other items, net	—	478
Net foreign currency adjustments	3,425	4,868
(Increase) decrease in assets:
Receivables	119,203	(101,003)
Inventories	33,600	49,016
Other assets	(52,426)	(11,104)
Increase (decrease) in liabilities:
Accounts payable	(129,474)	12,053
Other liabilities	125,776	(1,141)
Net cash provided by operating activities	176,288	244,734
Cash flows from investing activities:
Capital expenditures	(149,652)	(125,730)
Acquisitions, net of cash acquired	—	(100,658)
Purchases of investments	(93,941)	(109,182)
Proceeds from sales and maturities of investments	96,654	109,197
Net cash used in investing activities	(146,939)	(226,373)
Cash flows from financing activities:
Net proceeds from the issuances of common stock through the employee stock purchase plan	3,687	3,177
Repayments on long-term borrowings	(107)	(3,058)
Proceeds from long-term borrowings	634,157	15,134
Proceeds from short-term borrowings	8,081	2,775
Payments for taxes related to net share settlement of equity awards	(5,659)	(13,583)
Repurchase of Class A common stock	—	(30,019)
Cash used for purchase of non-controlling interest	—	(82,894)
Distributions to non-controlling interests	(31,055)	(21,493)
Net cash provided by (used in) financing activities	609,104	(129,961)
Effect of exchange rate changes on cash and cash equivalents	(111,209)	18,644
Net change in cash and cash equivalents	527,244	(92,956)
Cash and cash equivalents at beginning of the period	824,876	872,237
Cash and cash equivalents at end of the period	$1,352,120	$779,281

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,745	$3,130
Income taxes, net	17,683	71,986
Non-cash transactions:
Land and other assets contribution from non-controlling interest	—	30,341
Note payable contribution from non-controlling interest	—	2,150
Purchase price adjustment for Manhattan SKMX, S. de R.L. de C.V.	49,045	—

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019

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

Effects of the COVID-19 Pandemic on the Company’s Business

As a result of the current outbreak of coronavirus disease (“COVID-19”), in January 2020, the Company began to experience business disruptions in Asia, including the temporary closure of stores in China and in surrounding areas, modified operating hours in certain stores that remained open, and a decline in store traffic. In late February 2020, the situation escalated as the scope of COVID-19 worsened beyond Asia, with Europe and the United States experiencing significant outbreaks. In March 2020, the COVID-19 outbreak in the United States was declared a National Public Health Emergency and was also declared a global pandemic by the World Health Organization. In response to COVID-19, certain governments have and continue to impose travel restrictions and local statutory quarantines. The Company is monitoring and reacting to the COVID-19 situation on a daily basis, including conforming to local governments and global health organizations’ guidance, implementing global travel restrictions, and implementing “work from home” measures for many of its employees.

With the wellbeing of the Company’s customers, employees and business partners in mind, like many other retailers across the globe, the Company temporarily closed its Company-operated stores around the world, starting in the third week of March 2020. The Company followed, and continues to follow, the guidance of local governments and health organizations as well as its own policies to determine when it can safely reopen its stores worldwide. The Company began reopening stores in April 2020, and as of the middle of July 2020, the majority of the Company’s worldwide retail stores had been reopened, although many with temporarily reduced operating hours and less foot traffic, which has resulted in lower sales. As the Company’s stores have reopened, along with its, corporate and other offices, safety protocols and procedures have been implemented to facilitate social distancing, to enhance cleaning and sanitation activities, and to provide masks and gloves to all employees. These new safety processes and procedures may increase our costs to operate our stores for the foreseeable future. However, the Company’s e-commerce and distribution operations remained open to serve the Company’s customers during the period of store closures.

In April 2020, we temporarily furloughed a meaningful portion of our hourly store associates as well as other employees. Employee health benefits for eligible employees have continued during the temporary furlough at no cost to the impacted employees. At the end of April 2020, in connection with the phased reopening of its stores, the Company began recalling a significant portion of its furloughed employees. As the situation continues to evolve rapidly, the Company is not currently able to predict the exact timing of the reopening of its remaining stores, or if government orders will force the Company to close its stores again. The Company will continue to monitor the situation on a country-by-country and location-by-location basis. The Company plans to reopen its remaining store locations and corporate offices around the world as conditions permit. In addition, the Company is actively monitoring and assessing the rapidly emerging government policies and economic stimulus responses to the COVID-19 pandemic around the world.

The Company utilized payroll tax credits from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) of approximately $4.5 million during the second quarter of 2020. The Company also recorded an incremental $10.2 million in bad debt expense, due to the expected impact of the COVID-19 pandemic on wholesale customers around the world.

The Company is monitoring the impact that the COVID-19 pandemic has had, and continues to have, on its global supply chain, including potential disruptions of product deliveries. The Company sources the majority of its merchandise from outside of the U.S. through open purchase arrangements with independent contract manufacturers primarily located in China and Vietnam. In order to complete production, these vendors’ manufacturing factories are dependent upon raw materials from suppliers that are primarily located in Asia. The Company continues to collaborate with its independent contract manufacturers to align existing inventory levels and production commitments with expected sales worldwide.

The Company entered this period of uncertainty with a healthy liquidity position, and it took actions, including reevaluating all capital expenditures, negotiating rent abatements with its landlords and significantly reducing its advertising spending, in order to enhance the Company’s liquidity position. As a precautionary measure, in March 2020, the Company borrowed $490 million on its unsecured revolving credit facility. The Company will continue to partner with its vendors, landlords, and lenders to preserve liquidity and mitigate risk during this unprecedented pandemic.

The impact of the COVID-19 pandemic and the resulting economic disruption leading to the Company’s temporary store closures and the negative effects on its wholesale customers and consumer spending had a material adverse effect on the Company’s results of operations, financial position, and cash flows during the second quarter of fiscal year 2020. The Company’s condensed consolidated financial results reflect the significant revenue declines, increased bad debt expense, net losses, increased inventories and other material adverse effects due to the COVID-19 pandemic.

Given the unprecedented impact the COVID-19 pandemic has had, and continues to have, on the Company and its business, and the ongoing uncertainty surrounding the pandemic, including its duration and severity, and the unknown overall impact on consumer demand and store productivity, the Company is unable to forecast the impact of the pandemic on its business in the future. Whether and how quickly customers may resume shopping, and the effect of the pandemic on consumer behavior and spending patterns remains highly uncertain. The Company expects customer demand to be suppressed in the near term. In addition, it is possible that there will be an increase in the number of COVID-19 cases in the future, which could require the Company’s stores to close again and negatively impact the Company’s sales. As the COVID-19 pandemic is complex and rapidly evolving, the Company’s plans as described above may change. The Company expects that the ongoing impact of the COVID-19 pandemic and the resulting economic disruption will have a material adverse effect on its consolidated results of operations, financial position, and cash flows throughout the remainder of fiscal year 2020, in each interim period, and potentially beyond fiscal year 2020.

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

On August 12, 2015, the Company entered into an interest rate swap agreement concurrent with refinancing its domestic distribution center construction loan. On March 18, 2020, HF-T1 and Bank of America, N.A. also executed an amendment to the Swap Agreement (the “Swap Agreement Amendment”) to extend the maturity date of the Interest Rate Swap to March 18, 2025. The Swap Agreement Amendment fixes the effective interest rate on the 2020 Loan at 2.55% per annum. The 2020 Amendment and the Swap Agreement Amendment are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under the Company’s unsecured revolving credit facility dated November 21, 2019. (see Note 5 – Short Term and Long Term Borrowings). The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with U.S. GAAP, credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The majority of the inputs used to value the interest rate swap were within Level 2 of the fair value hierarchy. As of June 30, 2020, the interest rate swap was a Level 2 derivative and was classified as other long-term liabilities in the Company’s condensed consolidated balance sheets.

Use of Estimates

The preparation of the condensed consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company considered COVID-19 related impacts to its estimates, as appropriate, within its condensed consolidated financial statements and there may be changes to those estimates in future periods. The Company believes that the accounting estimates are appropriate after giving considerations to the increased uncertainties surrounding the severity and duration of the COVID-19 pandemic. Such estimates and assumptions are subject to inherent uncertainties, actual results could differ materially from those estimates.

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

Judgments

The Company considered several factors in determining that control transfers to the customer upon shipment of products. These factors include that legal title transfers to the customer, the Company has a present right to payment, and the customer has assumed the risks and rewards of ownership at the time of shipment. The Company accrues a liability for product returns at the time of sale based on our historical experience. The Company also accrues amounts for goods expected to be returned in salable condition. As of June 30, 2020 and December 31, 2019, the Company’s sales returns liability totaled $84.8 million and $86.5 million, respectively, and was included in accrued expenses in the accompanying condensed consolidated balance sheets.

Business Combinations

Business acquisitions are accounted for under the acquisition method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized but are tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Fair value determinations require judgment and may involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items. In the second quarter of 2019, the Company purchased a 60% interest in Manhattan SKMX, de R.L. de C.V. (“Skechers Mexico”), for a total consideration of $120.6 million, net of cash acquired. Skechers Mexico is a joint venture that operates and generates sales in Mexico. As a result of this purchase, Skechers Mexico became a majority-owned subsidiary and the results are included in the condensed consolidated financial statements from the date of acquisition. The purchase price allocation was completed during the quarter ended March 31, 2020. Pro forma results of operations have not been presented because the effects of the acquisition were not material to the Company’s condensed consolidated financial statements.

Accounting Standards Adopted in 2020

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, which include trade and other receivables, loans and held-to-maturity debt securities, to record an allowance for credit risk based on expected losses rather than incurred losses, otherwise known as “CECL.” In addition, this guidance changes the recognition for credit losses on available-for-sale debt securities, which can occur as a result of market and credit risk and requires additional disclosures. The Company adopted ASU 2016-03 on January 1, 2020 and the adoption of this ASU did not have a material impact on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement,” (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements, including the consideration of costs and benefits. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company adopted ASU 2018-13 on January 1, 2020 and the adoption of this ASU did not have a material impact on its condensed consolidated financial statements.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” (“ASU 2019-12”). The amendment removes certain exceptions to the general income tax accounting methodology including an exception for the recognition of a deferred tax liability when a foreign subsidiary becomes an equity method investment and an exception for interim periods showing operating losses in excess of anticipated operating losses for the year. The amendment also reduces the complexity surrounding franchise tax recognition; the step up in the tax basis of goodwill in conjunction with business combinations; and the accounting for the effect of changes in tax laws enacted during interim periods. The amendments in this update are effective for the Company for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of ASU 2019-12; however, at the current time the Company does not expect that the adoption of this ASU will have a material impact on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” (“ASU 2020-04”), which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for our borrowing instruments, which use LIBOR as a reference rate, and is effective immediately, but is only available through December 31, 2022. The Company is currently evaluating the impact of ASU 2020-04; however, at the current time the Company does not expect that the adoption of this ASU will have a material impact on its condensed consolidated financial statements.

(2)	CASH, CASH EQUIVALENTS, SHORT-TERM AND LONG-TERM INVESTMENTS

The Company’s investments consist of mutual funds held in the Company’s deferred compensation plan which are classified as trading securities, U.S. Treasury securities, corporate notes and bonds, asset-backed securities and U.S. Agency securities, which the Company has the intent and ability to hold to maturity and therefore, are classified as held-to-maturity. The following tables show the Company’s cash, cash equivalents, short-term and long-term investments by significant investment category as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$1,033,075	$-	$-	$1,033,075	$1,033,075	$-	$-
Level 1:
Money market funds	319,045	-	-	319,045	319,045	-	-
U.S. Treasury securities	18,334	-	-	18,334	-	4,156	14,178
Total level 1	337,379	-	-	337,379	319,045	4,156	14,178
Level 2:					-	-	-
Corporate notes and bonds	113,478	-	-	113,478	-	89,976	23,502
Asset-backed securities	34,483	-	-	34,483	-	4,696	29,787
U.S. Agency securities	7,650	-	-	7,650	-	6,849	801
Mutual funds	29,968	-	-	29,968	-	-	29,968
Total level 2	185,579	-	-	185,579	-	101,521	84,058
TOTAL	$1,556,033	$-	$-	$1,556,033	$1,352,120	$105,677	$98,236

	December 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$662,355	$-	$-	$662,355	$662,355	$-	$-
Level 1:
Money market funds	162,521	-	-	162,521	162,521	-	-
U.S. Treasury securities	9,686	-	-	9,686	-	1,679	8,007
Total level 1	172,207	-	-	172,207	162,521	1,679	8,007
Level 2:					-	-	-
Corporate notes and bonds	132,431	-	-	132,431	-	104,130	28,301
Asset-backed securities	23,614	-	-	23,614	-	263	23,351
U.S. Agency securities	12,352	-	-	12,352	-	5,965	6,387
Mutual funds	28,543	-	-	28,543	-	-	28,543
Total level 2	196,940	-	-	196,940	-	110,358	86,582
TOTAL	$1,031,502	$-	$-	$1,031,502	$824,876	$112,037	$94,589

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

When evaluating an investment for current expected credit losses, the Company reviews factors such as historical experience with defaults, losses, credit ratings, term, market sector and macroeconomic trends, including current conditions and forecasts to the extent they are reasonable and supportable. As of June 30, 2020, the current expected credit losses were not material to the Company’s condensed consolidated financial statements.

(3)	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company evaluated the impairment of goodwill and other intangible assets. Based on the evaluation performed, no impairment loss was recorded for the goodwill and other intangible assets during the quarter ended June 30, 2020. As of June 30, 2020, the net carrying amount of goodwill and other intangible assets was $136.7 million.

	June 30, 2020	December 31, 2019
Goodwill
Skechers Mexico	$91,563	$69,836
Others	1,934	1,576
Total goodwill	93,497	71,412

Other intangible assets
Reacquired rights	46,100	641
Customer relationships and other acquisition related	5,478	—
Others	13,364	13,290
Total gross carrying amount	64,942	13,931
Less: Accumulated amortization	(21,766)	(13,066)
Total other intangible assets, net	43,176	865
Total	$136,673	$72,277

The expected future amortization expense for other intangible assets were as follows (in thousands):

June 30, 2020
2020 remaining months	$3,437
2021	6,871
2022	6,871
2023	6,871
2024	6,871
Thereafter	12,255
Total	$43,176

(4)	LEASES

The Company determines if an arrangement is a lease at inception, and, if a lease, what type of lease it is. The Company regularly enters into non-cancellable operating leases for automobiles, retail stores, and real estate leases for offices, showrooms and distribution facilities. Most leases have fixed rental payments. Leases for retail stores typically have initial terms ranging from 5 to 10 years. Other real estate or facility leases may have initial lease terms of up to 20 years. These leases are included within operating lease ROU assets and liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2020. The predominant asset for most real estate leases is the right to occupy the space which the Company has determined is the single lease component. Many of the Company’s real estate leases include options to extend or to terminate the lease that are not reasonably certain at the time of determining the expected lease term. In addition, the Company’s real estate leases may also require additional payments for real estate taxes and other occupancy-related costs. The Company considers renewal options and other occupancy-related costs which it considers as non-lease components. Percentage rent expense, which is specified in the lease agreement, is owed when sales at individual retail store locations exceed a base amount. Percentage rent expense is recognized in the condensed consolidated financial statements when incurred. Rent expense for leases having rent holidays, landlord incentives or scheduled rent increases is recorded on a straight-line basis over the earlier of the beginning of the lease term or when the Company takes possession or control of the leased premises. The amount of the excess straight-line rent expense over scheduled payments is recorded as an operating lease liability. Operating lease ROU assets and operating lease liabilities are recognized based upon the present value of the future lease payments over the lease term at the commencement date. Most of the Company’s leases do not provide an implicit borrowing rate. Therefore, the Company uses an estimated incremental borrowing rate based upon a combination of market-based factors, such as market quoted forward yield curves and Company specific factors, such as lease size and duration. The incremental borrowing rate is then used at the commencement date of the lease to determine the present value of future lease payments. The operating lease ROU asset also includes lease payments made and lease incentives and initial direct costs incurred. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term. As of June 30, 2020, current liabilities related to operating leases were $194.5 million.

Operating lease cost and other information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed lease cost	$61,454	$62,098	$126,656	$116,600
Variable lease cost	—	2,306	1,011	8,938
Operating cash flows used for leases	62,927	67,398	126,910	124,322
Noncash right-of-use assets recorded for lease liabilities:
For January 1 adoption of Topic 842	—	—	—	1,035,062
In exchange for new lease liabilities during the period	122,471	28,570	132,052	40,042
Weighted-average remaining lease term	4.14 years	4.97 years	4.14 years	4.97 years
Weighted-average discount rate	4.10%	4.24%	4.10%	4.24%

The maturities of lease liabilities were as follows (in thousands):

June 30, 2020
2020 remaining months	$123,045
2021	225,811
2022	195,604
2023	173,260
2024	160,717
Thereafter	483,811
Total lease payments	1,362,248
Less: Imputed interest	(67,942)
$1,294,306

As of June 30, 2020, the Company has additional operating leases, primarily for new retail stores, that have not yet commenced which will generate additional right-of-use assets of $35.5 million. These operating leases will commence in 2020 with lease terms ranging from 1 year to 10 years.

(5)	SHORT-TERM AND LONG-TERM BORROWINGS

The Company had $1.4 million of outstanding letters of credit as of June 30, 2020 and December 31, 2019, and approximately $13.9 million and $5.8 million in short-term borrowings as of June 30, 2020 and December 31, 2019, respectively.

Long-term borrowings at June 30, 2020 and December 31, 2019 are as follows (in thousands):

	2020	2019
Unsecured revolving credit facility, variable-rate interest at 1.30% per annum, due November 2024	$490,000	$—
Note payable to banks, interest only, variable-rate interest at 2.55% per annum, secured by property, balloon payment of $129,505 due March 2025	129,505	63,692
Note payable to Luen Thai Enterprise, Ltd., balloon payment of $612 due January 2021	612	393
Loan payable to a bank, variable-rate interest at 4.28% per annum, due September 2023	58,833	48,791
Loans payable to banks, variable-rate interests at a range of 1.84% to 3.87% per annum, due June 2024	51,040	2,541
Loan payable to a bank, variable-rate interest at 1.06% per annum, due May 2025	18,319	—
Loan payable to a bank, variable-rate interest at 2.14% per annum, due June 2025	1,159	—
Subtotal	749,468	115,417
Less: Current installments	(69,359)	(66,234)
Total long-term borrowings	$680,109	$49,183

Unsecured Revolving Credit Facility

On November 21, 2019, the Company entered into a $500.0 million unsecured revolving credit facility, which matures on November 21, 2024 (the “2019 Credit Agreement”), with Bank of America, N.A., as administrative agent and joint lead arranger, HSBC Bank USA, N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers, and other lenders. The 2019 Credit Agreement replaced the Company’s then existing $250.0 million loan and security agreement dated June 30, 2015 with Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association that was set to expire on June 30, 2020. The 2019 Credit Agreement may be increased by up to $250.0 million under certain conditions and provides for the issuance of letters of credit up to a maximum of $100.0 million and swingline loans up to a maximum of $25.0 million. The Company may use the proceeds from the 2019 Credit Agreement for working capital and other lawful corporate purposes. At the Company’s option, any loan (other than swingline loans) will bear interest at a rate equal to (a) LIBOR plus an applicable margin between 1.125% and 1.625% based upon the Company’s Total Adjusted Net Leverage Ratio (as defined in the 2019 Credit Agreement) or (b) a base rate (defined as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Bank of America prime rate and (iii) LIBOR plus 1.00%) plus an applicable margin between 0.125% and 0.625% based upon the Company’s Total Adjusted Net Leverage Ratio. Any swingline loan will bear interest at the base rate. The Company will pay a variable commitment fee of between 0.125% and 0.25% of the actual daily unused amount of each lender’s commitment, and will also pay a variable letter of credit fee of between 1.125% and 1.625% on the maximum amount available to be drawn under each issued and outstanding letter of credit, both of which are based upon the Company’s Total Adjusted Net Leverage Ratio. The 2019 Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including covenants that limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose of assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The 2019 Credit Agreement also requires that the total adjusted net leverage ratio not exceed 3.75, except in the event of an acquisition in which case the ratio may be increased at the Company’s election to 4.25 for the quarter in which such acquisition occurs and for the next three quarters thereafter. As of June 30, 2020, the Company’s adjusted net leverage ratio was 1.35. The 2019 Credit Agreement provides for customary events of default including payment defaults, breaches of representations or warranties or covenants, cross defaults with certain other indebtedness to third parties, certain judgments/awards/orders, a change of control, bankruptcy and insolvency events, inability to pay debts, ERISA defaults, and invalidity or impairment of the 2019 Credit Agreement or any loan documentation related thereto, with, in certain circumstances, cure periods. Certain of the lenders party to the 2019 Credit Agreement, and their respective affiliates, have performed, and may in the future perform for the Company and the Company’s subsidiaries, various commercial banking, investment banking, underwriting and other financial advisory services, for which they have received, and will receive, customary fees and expenses. The Company paid origination, arrangement and legal fees of $1.6 million on the 2019 Credit Agreement, which are being amortized to interest expense over the five-year life of the facility. On March 19, 2020, as a precautionary measure to maximize liquidity and to increase available cash on hand, the Company borrowed $490.0 million on its unsecured revolving credit facility. The proceeds are available to be used for working capital, general corporate or other purposes. As of June 30, 2020, there was $490.0 million outstanding under the 2019 Credit Agreement, which is classified as long-term borrowings in the Company’s condensed consolidated balance sheets. As of December 31, 2019, there was no amount outstanding under the 2019 Credit Agreement.

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

On April 3, 2020, the JV, through HF Logistics-SKX T2, LLC, a Delaware limited liability company and wholly-owned subsidiary of the JV (“HF-T2), entered into a construction loan agreement with Bank of America, N.A. as administrative agent and lender (collectively, the “2020 Construction Loan Agreement”), pursuant to which the JV obtained a loan of up to $73.0 million used for construction to expand our U.S. distribution center (the “2020 Construction Loan”). Under the 2020 Construction Loan Agreement, the interest rate per annum on the 2020 Construction Loan is LIBOR Daily Floating Rate (as defined therein) plus a margin of 190 basis points, reducing to 175 basis points upon substantial completion of the construction and certain other conditions being satisfied. The maturity date of the 2020 Construction Loan is April 3, 2025. The obligations of the JV under the 2020 Construction Loan Agreement are guaranteed by TGD Holdings I, LLC, which is an affiliate of HF.

Construction Loan for Distribution Center in China

On September 29, 2018, through the Taicang Subsidiary, the Company entered into a 700 million yuan loan agreement with China Construction Bank Corporation (“the China DC Loan Agreement”). The proceeds from the China DC Loan Agreement is being used to finance the construction of the Company’s distribution center in China. Interest is paid quarterly. The interest rate will float and be calculated at a reference rate provided by the People’s Bank of China. The interest rate at June 30, 2020 was 4.28% and may increase or decrease over the life of the loan, and will be evaluated every 12 months. The principal of the loan will be repaid in semi-annual installments, beginning in 2021, of variable amounts as specified in the China DC Loan Agreement. The China DC Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that limit the ability of the Subsidiary to, among other things, allow external investment to be added, pledge assets, issue debt with priority over the China DC Loan Agreement, and adjust the capital stock structure of the TC Subsidiary. The China DC Loan Agreement matures on September 28, 2023. The obligations of the TC Subsidiary under the China DC Loan Agreement are jointly and severally guaranteed by the Company’s Chinese joint venture. As of June 30, 2020, there was $58.8 million outstanding under this credit facility, which is classified as long-term borrowings in the Company’s condensed consolidated balance sheets.

As of June 30, 2020, outstanding short-term and long-term borrowing were $763.3 million, of which $490.0 million related to its unsecured revolving credit facility and $129.5 million for a loan for its domestic distribution center, $58.8 million for construction for its distribution center in China, $51.0 million related to the operations in China, and $18.5 million related to the office building in Shanghai, China and the remaining balance relates to the Company’s international operations. The Company’s long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. The Company is in compliance with all debt covenants related to its short-term and long-term borrowings as of June 30, 2020.

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

The following VIEs are consolidated into the Company’s condensed consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

HF Logistics (1)	June 30, 2020	December 31, 2019
Current assets	$45,712	$5,297
Non-current assets	106,911	104,527
Total assets	$152,623	$109,824

Current liabilities	$2,515	$64,600
Non-current liabilities	133,191	1,009
Total liabilities	$135,706	$65,609

Product distribution joint ventures (2)	June 30, 2020	December 31, 2019
Current assets	$750,237	$747,668
Non-current assets	502,841	325,283
Total assets	$1,253,078	$1,072,951

Current liabilities	$503,295	$430,282
Non-current liabilities	214,615	135,903
Total liabilities	$717,910	$566,185

(1)	Includes HF Logistics-SKX, LLC and HF Logistics-SKX, T2, LLC.
(2)

Distribution joint ventures include Skechers Footwear Ltd. (Israel), Skechers China Limited, Skechers Korea Limited, Skechers Southeast Asia Limited, Skechers (Thailand) Limited, and Manhattan SKMX, S. de R.L. de C.V. (Mexico).

The following is a summary of net earnings attributable to, distributions to and contributions from non-controlling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net earnings attributable to non-controlling interests	$12,880	$16,818	$4,939	$39,079
Distributions to:
HF Logistics-SKX, LLC	16,189	834	26,872	1,847
Skechers China Limited	—	19,646	4,183	19,646
Skechers South Asia Private Limited	—	—	—	11,629
Non-cash contributions from:
HF Logistics-SKX, LLC	—	—	—	7,565
Manhattan SKMX, S. de R.L. de C.V.	—	22,776	49,045	22,776

(7)	ACQUISITION

Mexico Joint Venture Acquisition

On April 1, 2019, the Company purchased a 60% interest in Manhattan SKMX, S. de R.L. de C.V. (“Skechers Mexico”) for a total consideration of $120.6 million, net of cash acquired. Skechers Mexico is a joint venture that operates and generates sales in Mexico. As a result of this purchase, Skechers Mexico became a majority-owned subsidiary of the Company and its results are consolidated in the Company’s condensed consolidated financial statements beginning April 1, 2019. The formation of the joint venture provides significant merchandising, supply chain and retail operations in Mexico. The Company completed the purchase price allocation during the quarter ended March 31, 2020. The change to the provisional amounts resulted in a $22.1 million increase to goodwill, a $49.1 million increase to intangible assets and a $17.1 million increase to deferred tax liabilities. Additionally, the change to the provisional amounts resulted in a $13.9 million gain on reacquired rights and an increase in amortization expense and accumulated amortization of $7.0 million, of which $5.2 million relates to the prior year and an $8.0 million increase in inventory, of which $6.0 million relates to the prior year. The prior year amounts were not material to amortization expense or cost of sales within the consolidated statements of earnings for the ended December 31, 2019. Acquisition-related costs of $0.9 million associated with the acquisition were expensed as incurred, and included in general and administrative expenses in the condensed consolidated statement of earnings. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company’s condensed consolidated financial statements.

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

The following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic earnings per share	2020	2019	2020	2019
Net earnings (loss) attributable to Skechers U.S.A., Inc.	$(68,097)	$75,180	$(18,996)	$183,938
Weighted average common shares outstanding	154,138	153,413	153,849	153,446
Basic earnings (loss) per share attributable to Skechers U.S.A., Inc.	$(0.44)	$0.49	$(0.12)	$1.20

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted earnings per share	2020	2019	2020	2019
Net earnings (loss) attributable to Skechers U.S.A., Inc.	$(68,097)	$75,180	$(18,996)	$183,938
Weighted average common shares outstanding	154,138	153,413	153,849	153,446
Dilutive effect of nonvested shares	—	499	—	605
Weighted average common shares outstanding	154,138	153,912	153,849	154,051
Diluted earnings (loss) per share attributable to Skechers U.S.A., Inc.	$(0.44)	$0.49	$(0.12)	$1.19

There were no options included in the computation of diluted earnings per share for the three months and six months ended June 30, 2020 because their effect would have been anti-dilutive. There were 237,035 and 195,677 shares excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2019 because they are anti-dilutive.

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

For stock-based awards, the Company recognized compensation expense based on the grant date fair value. Share‑based compensation expense was $12.8 million and $10.6 million for the three months ended June 30, 2020 and 2019, respectively. Share-based compensation expense was $25.3 and $19.5 for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, the Company redeemed 171,120 shares of Class A Common Stock for $5.7 million to satisfy employee tax withholding requirements. During the three and six months ended June 30, 2019, the Company repurchased 248,312 and 418,385 shares of Class A Common Stock for $7.8 million and $13.6 million to satisfy employee tax withholding requirements, respectively.

A summary of the status and changes of the Company’s nonvested shares related to the 2007 Plan and the 2017 Plan as of and for the six months ended June 30, 2020 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2019	3,426,823	$32.54
Granted	1,033,300	$36.71
Vested	(1,006,709)	$32.55
Cancelled	(21,500)	$36.89
Nonvested at June 30, 2020	3,431,914	$33.77

As of June 30, 2020, there was $94.6 million of unrecognized compensation cost related to nonvested common shares. The cost is expected to be amortized over a weighted average period of 2.3 years.

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

On March 27, 2020, the President signed into law the CARES Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. While we are able to take advantage of certain of these provisions, none had a material impact on our business, financial condition, results of operations, or liquidity for the three months ended June 30, 2020. We will continue to monitor the impact that the CARES Act may have on our business, financial condition, results of operations, or liquidity.

Income tax expense (benefit) and the effective tax rate for the three and six months ended June 30, 2020 and 2019 were as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income tax expense / (benefit)	$(4,307)	$20,798	$3,122	$52,522
Effective tax rate	7.2%	18.4%	-28.6%	19.1%

The tax provisions for the three and six months ended June 30, 2020 and 2019 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary.

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

Due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017, the Company is subject to a tax on global intangible low-taxed income (“GILTI”). GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost, and therefore has included GILTI expense in its effective tax rate calculation for the three and six months ended June 30, 2020 and 2019.

For the three and six months ended June 30, 2020, the decrease in the effective tax rate as compared to the tax rate for the three and six months ended June 30, 2019 was primarily due to the mixture of losses in low tax jurisdictions and income in high tax jurisdictions. The mixture resulted in a small amount of net tax benefit over the three month net loss and a small amount of net tax expense over the six month net loss resulting in a negative tax rate.

As of June 30, 2020, the Company had approximately $1,352.1 million in cash and cash equivalents, of which $588.3 million, or 44%, was held outside the U.S. Of the $588.3 million held by the Company’s non-U.S. subsidiaries, approximately $228.2 million is available for repatriation to the U.S. without incurring U.S. federal income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in the Company’s condensed consolidated financial statements as of June 30, 2020.

On July 27, 2015, the United States Tax Court issued a decision (the “Tax Court Decision”) in Altera Corp. v. Commissioner, which concluded that related parties in a cost sharing arrangement are not required to share expenses related to share-based compensation. The Tax Court Decision was appealed by the Commissioner to the Ninth Circuit Court of Appeals (the “Ninth Circuit”). On June 7, 2019, a three-judge panel from the Ninth Circuit issued an opinion (the “Altera Ninth Circuit Panel Opinion”) that reversed the Tax Court Decision. Based on the Altera Ninth Circuit Panel Opinion, the Company recorded a cumulative income tax expense of $1.5 million in the second quarter of 2019. On July 22, 2019, Altera requested a rehearing before the full Ninth Circuit, but the request was rejected on November 11, 2019. Altera subsequently appealed from the Ninth Circuit to the Supreme Court, but the request for hearing was denied on June 22, 2020. The tax impact of the decision of the Ninth Circuit was previously provided for and the Company currently includes share-based compensation in its cost sharing arrangement; therefore, the Supreme Court’s denial of hearing has no further tax impact.

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

The Company generates sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were $139.3 million and $228.5 million before allowances for bad debts, sales returns and chargebacks at June 30, 2020 and December 31, 2019, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were $376.4 million and $440.9 million before allowance for bad debts, sales returns and chargebacks at June 30, 2020 and December 31, 2019, respectively. The Company’s credit losses attributable to write-offs for the three months ended June 30, 2020 and 2019 were $1.3 million and $0.9 million, respectively. The Company’s credit losses attributable to write-offs for the six months ended June 30, 2020 and 2019 were $2.8 million and $3.1 million, respectively.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $2,784.8 million and $2,643.8 million at June 30, 2020 and December 31, 2019, respectively.

The Company’s net sales to its five largest customers accounted for approximately 8.6% and 9.6% of total sales for the three months ended June 30, 2020 and 2019, respectively. The Company’s sales to its five largest customers accounted for approximately 9.2% and 10.1% of total sales for the six months ended June 30, 2020 and 2019, respectively.

The Company’s top five manufacturers produced the following, as a percentage of total production, for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Manufacturer #1	20.2%	15.4%	23.4%	15.8%
Manufacturer #2	8.0%	8.3%	7.0%	8.8%
Manufacturer #3	6.1%	7.0%	5.9%	6.6%
Manufacturer #4	5.7%	5.7%	4.5%	5.0%
Manufacturer #5	4.7%	5.3%	4.3%	4.9%
	44.7%	41.7%	45.1%	41.1%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales:
Domestic wholesale	$130,738	$305,307	$508,700	$652,001
International wholesale	385,181	549,551	960,380	1,177,619
Direct-to-consumer	213,553	403,707	502,737	705,701
Total	$729,472	$1,258,565	$1,971,817	$2,535,321

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross profit:
Domestic wholesale	$50,425	$116,643	$195,702	$243,094
International wholesale	180,449	249,939	420,924	538,668
Direct-to-consumer	137,692	243,253	299,608	418,582
Total	$368,566	$609,835	$916,234	$1,200,344

	June 30, 2020	December 31, 2019
Identifiable assets:
Domestic wholesale	$1,871,595	$1,472,323
International wholesale	2,151,220	2,100,042
Direct-to-consumer	1,385,231	1,320,578
Total	$5,408,046	$4,892,943

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Additions to property, plant and equipment:
Domestic wholesale	$23,391	$50,291	$35,209	$58,025
International wholesale	37,543	23,984	82,444	45,976
Direct-to-consumer	13,831	13,311	31,999	21,729
Total	$74,765	$87,586	$149,652	$125,730

Geographic Information:

The following summarizes the Company’s operations in different geographic areas for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales (1):
United States	$293,820	$557,836	$848,994	$1,097,241
Canada	14,253	44,736	60,208	92,324
Other international (2)	421,399	655,993	1,062,615	1,345,756
Total	$729,472	$1,258,565	$1,971,817	$2,535,321

	June 30, 2020	December 31, 2019
Property, plant and equipment, net:
United States	$464,412	$439,132
Canada	6,343	7,286
Other international (2)	362,348	292,507
Total	$833,103	$738,925

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

On July 29, 2010, the Company formed the Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of, and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer, are also officers and directors of the Foundation. During the three months ended June 30, 2020 and 2019, the Company made contributions of $500,000 and $250,000, respectively, to the Foundation. During the six months ended June 30, 2020 and 2019, the Company made contributions of $1,000,000 and $500,000 to the Foundation, respectively.
(14)	LITIGATION

In accordance with U.S. GAAP, the Company records a liability in its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of June 30, 2020, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

(15)	RECENT DEVELOPMENTS

COVID-19

As of the filing date of this report, some of our Company-owned retail stores are temporarily closed, or have reduced store hours or reduced traffic. The Company has seen, and expects to continue to see reductions in sales as a result of COVID-19. In addition, these reductions in sales have not been offset by proportional decreases in expenses, as the Company continues to incur store occupancy costs such as operating lease costs, depreciation expense, and certain other costs such as compensation and administrative expenses, resulting in a negative effect on the relationship between the Company’s expenses and sales. The Company continues to take steps to manage its resources conservatively by reducing and/or deferring capital expenditures, aligning inventory purchases with expected sales, reducing advertising expenditures, reducing compensation related costs, in part through continued employee furloughs, and reducing overall operating expenses to mitigate the adverse impact of the pandemic. The current circumstances are dynamic and the impacts of COVID-19 on the Company’s business operations, including the duration and impact on overall consumer demand, cannot be reasonably estimated at this time. The Company anticipates COVID-19 will have a material adverse impact on its business, results of operations, financial condition and cash flows for the year-ending December 31, 2020. As the COVID-19 pandemic is complex and rapidly evolving, the Company's plans may change. In addition, the Company could experience other material impacts as a result of COVID-19, including, but not limited to, charges from potential adjustments of the carrying amount of accounts receivable, inventory, goodwill, intangible assets, asset impairment charges, and deferred tax valuation allowances.

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

FINANCIAL OVERVIEW

Our sales for the three months ended June 30, 2020 were $729.5 million, a decrease of $529.1 million, or 42.0%, as compared to sales of $1,258.6 million for the three months ended June 30, 2019. This decrease was primarily attributable to decreased sales in our domestic wholesale and global direct-to-consumer businesses, which was partially offset by growth in e-commerce sales. Gross margins increased to 50.5% for the three months ended June 30, 2020 from 48.5% for the same period in the prior year primarily attributable to a favorable product mix of e-commerce and international sales and higher domestic and international retail margins. Net loss attributable to Skechers U.S.A., Inc. was $68.1 million for the three months ended June 30, 2020, a decrease of $143.3 million, or 190.6%, compared to net earnings of $75.2 million in the prior year period. Diluted net loss per share attributable to Skechers U.S.A., Inc. for the three months ended June 30, 2020 were $0.44, which reflected a 189.8% decrease from the $0.49 diluted net earnings per share reported in the same prior year period. The decrease in net earnings and diluted net earnings per share attributable to Skechers U.S.A., Inc. for the three months ended June 30, 2020 was primarily due to decreased sales of $529.1 million, partially offset by lower operating expenses globally. The comparability of our operating results has been affected by impacts related to COVID-19. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2020.

We have three reportable segments – domestic wholesale sales, international wholesale sales, and direct-to-consumer sales, which includes e-commerce sales. We evaluate segment performance based primarily on sales and gross margins.

Revenue by segment as a percentage of sales was as follows:

	Three Months Ended June 30,
	2020	2019
Percentage of revenues by segment:
Domestic wholesale	17.9%	24.3%
International wholesale	52.8%	43.7%
Direct-to-consumer	29.3%	32.0%
Total	100.0%	100.0%

As of June 30, 2020, we owned and operated 818 stores, which included 510 domestic retail stores and 308 international retail stores. We have established our presence in what we believe to be most of the major domestic retail markets. During the first six months of 2020, we opened two domestic outlet stores, 15 domestic warehouse stores, six international concept stores, and one international outlet store. In addition, we closed four domestic concept stores, one international concept store, and one international outlet store. We review all of our stores for impairment annually, or more frequently if events occur that may be an indicator of impairment, and we carefully review our under-performing stores and consider the potential for non-renewal of leases upon completion of the current term of the applicable lease. We did not record an impairment charge for the quarter ended June 30, 2020 or June 30, 2019.

On March 27, 2020, the President signed into law the CARES Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. While we are able to take advantage of certain of these provisions, none had a material impact on our business, financial condition, results of operations, or liquidity for the quarter. We will continue to monitor the impact that the CARES Act may have on our business, financial condition, results of operations, or liquidity

During the remainder of 2020 we intend to focus on: (i) reopening our retail stores worldwide and increasing our sales to pre COVID-19 levels, (ii) balancing our global supply chain with anticipated product demand, (iii) managing our expenses and balance sheet to maintain liquidity and (iv) continuing to invest in our global distribution infrastructure.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected information from our results of operations (in thousands) and as a percentage of sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Sales	$729,472	100.0%	$1,258,565	100.0%	$1,971,817	100.0%	$2,535,321	100.0%
Cost of sales	360,906	49.5	648,730	51.5	1,055,583	53.5	1,334,977	52.7
Gross profit	368,566	50.5	609,835	48.5	916,234	46.5	1,200,344	47.3
Royalty income	2,596	0.4	6,341	0.5	7,844	0.4	11,542	0.5
	371,162	50.9	616,176	49.0	924,078	46.9	1,211,886	47.8
Operating expenses:
Selling	60,240	8.3	113,507	9.0	134,295	6.8	183,721	7.2
General and administrative	371,893	51.0	391,588	31.1	805,944	40.9	751,220	29.7
	432,133	59.3	505,095	40.1	940,239	47.7	934,941	36.9
Earnings / (loss) from operations	(60,971)	(8.4)	111,081	8.9	(16,161)	(0.8)	276,945	10.9
Interest income	1,547	0.2	3,067	0.2	3,854	0.2	6,209	0.2
Interest expense	(4,804)	(0.7)	(1,905)	(0.2)	(6,785)	(0.4)	(3,182)	—
Other, net	4,704	0.7	553	0.1	8,157	0.4	(4,433)	(0.2)
Earnings / (loss) before income tax expense / (benefit)	(59,524)	(8.2)	112,796	9.0	(10,935)	(0.6)	275,539	10.9
Income tax expense / (benefit)	(4,307)	(0.6)	20,798	1.7	3,122	0.1	52,522	2.1
Net earnings / (loss)	(55,217)	(7.6)	91,998	7.3	(14,057)	(0.7)	223,017	8.8
Less: Net earnings attributable to non-controlling interests	12,880	1.7	16,818	1.3	4,939	0.3	39,079	1.5
Net earnings / (loss) attributable to Skechers U.S.A., Inc.	$(68,097)	(9.3)%	$75,180	6.0%	$(18,996)	(1.0)%	$183,938	7.3%

THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THREE MONTHS ENDED JUNE 30, 2019

Sales

Sales for the three months ended June 30, 2020 were $729.5 million, an decrease of $529.1 million, or 42.0%, as compared to sales of $1,258.6 million for the three months ended June 30, 2019, which was attributable to reduced sales across all of our business segments due to worldwide store closures caused by the COVID-19 pandemic.

Our domestic wholesale sales decreased $174.6 million, or 57.2%, to $130.7 million for the three months ended June 30, 2020 from $305.3 million for the three months ended June 30, 2019. The decrease in the domestic wholesale segment’s sales was primarily attributable to reduced demand from our wholesale customers, whose stores were closed during the quarter due to the pandemic. Sales volume decreased 57.8% to 6.0 million pairs for the three months ended June 30, 2020 from 14.3 million pairs for the same period in 2019 and the average price per pair decreased 0.9%. The average selling price per pair within the domestic wholesale decreased to $20.78 per pair for the three months ended June 30, 2020 compared to $20.97 per pair for the same period last year. The slightly lower average selling price per pair decrease within the domestic wholesale segment was primarily the result of product sales mix.

Our international wholesale segment sales decreased $164.4 million, or 29.9%, to $385.2 million for the three months ended June 30, 2020 compared to sales of $549.6 million for the three months ended June 30, 2019. Our international wholesale sales consist of direct sales by our foreign subsidiaries, including our joint ventures, that we make to department stores and specialty retailers and to our distributors, who in turn sell to retailers in various international regions where we do not sell directly. Direct sales by our foreign subsidiaries, including our joint ventures, decreased $104.0 million, or 23.3%, to $341.7 million for the three months ended June 30, 2020 compared to net sales of $445.7 million for the three months ended June 30, 2019. The decrease in sales was primarily due to the effects of the pandemic and related store closures for our wholesale customers. Our distributor sales decreased $60.3 million to $43.5 million for the three months ended June 30, 2020, a 58.1% decrease from sales of $103.8 million for the three months ended June 30, 2019. The unfavorable impact was primarily due to decreased sales to our distributors who also suffered from pandemic related store closures.

Our direct-to-consumer segment sales decreased $190.1 million to $213.6 million for the three months ended June 30, 2020, a 47.1% decrease over sales of $403.7 million for the three months ended June 30, 2019. The decrease in retail sales was primarily attributable to decreased comparable store sales of 73.8% resulting from mandated store closures as a result of the COVID-19 pandemic, partially offset by a 428.2% increase in our e-commerce business which remained open during mandated store closures caused by the pandemic, and benefitted from increased digital advertising spending. During the second quarter of 2020, we opened three domestic warehouse stores, and three international concept stores, and one international outlet store. In addition, we closed one domestic concept store. For the three months ended June 30, 2020, our domestic retail sales decreased 35.4% and our international retail store sales decreased 66.6% compared to the same period in 2019, which was primarily attributable to worldwide store closures for a significant portion of the second quarter.

Gross profit

Gross profit for the three months ended June 30, 2020 decreased $241.2 million, or 39.6%, to $368.6 million as compared to $609.8 million for the three months ended June 30, 2019. Gross profit as a percentage of net sales, or gross margins, increased 50.5% for the three months ended June 30, 2020 from 48.5% for the same period in the prior year. The increase in gross margins was primarily attributable to a favorable mix of e-commerce and international sales. Our domestic wholesale segment gross profit decreased $66.2 million to $50.4 million for the three months ended June 30, 2020 as compared to $116.6 million for the three months ended June 30, 2019, primarily due to lower sales volumes. Domestic wholesale gross margins increased to 38.6% for the three months ended June 30, 2020, from 38.2% for the three months ended June 30, 2019.

Gross profit for our international wholesale segment decreased $69.5 million, or 27.8%, to $180.4 million for the three months ended June 30, 2020 as compared to $249.9 million for the three months ended June 30, 2019. International wholesale gross margins increased to 46.8% for the three months ended June 30, 2020 compared to 45.5% for the three months ended June 30, 2019, primarily due to a higher proportion of sales from Asia in the period. Gross margins for our direct subsidiaries, including joint ventures, decreased to 49.2% for the three months ended June 30, 2020 compared to 50.2% for the three months ended June 30, 2019, which was primarily driven by lower gross margins in our China joint-venture resulting from increased promotional activity to drive consumer traffic as stores reopened. Gross margins for our distributor sales were 28.0% for the three months ended June 30, 2020 compared to 25.2% for the three months ended June 30, 2019.

Gross profit for our direct-to-consumer segment decreased $105.6 million, or 43.4%, to $137.7 million for the three months ended June 30, 2020 as compared to $243.3 million for the three months ended June 30, 2019. Gross margins for our global direct-to-consumer business were 64.5% for the three months ended June 30, 2020 as compared to 60.3% for the three months ended June 30, 2019, primarily due to a higher mix of e-commerce sales which have higher overall margins. Gross margins for our domestic direct-to-consumer business, which includes e-commerce, were 65.6% and 63.1% for the three months ended June 30, 2020 and 2019, respectively. Gross margins for our international direct-to-consumer business were 60.9% for the three months ended June 30, 2020 as compared to 55.6% for the three months ended June 30, 2019. The increase in international direct-to-consumer gross margins was primarily attributable to a favorable mix of e-commerce sales.

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

Selling expenses

Selling expenses decreased by $53.3 million, or 46.9%, to $60.2 million for the three months ended June 30, 2020 from $113.5 million for the three months ended June 30, 2019 primarily due to lower advertising and marketing spending worldwide of $46.9 million. As a percentage of net sales, selling expenses were 8.3% and 9.0% for the three months ended June 30, 2020 and 2019, respectively.

Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs and point-of-purchase (POP) costs. Selling expenses are not allocated to segments.

General and administrative expenses

General and administrative expenses decreased by $19.7 million, or 5.0%, to $371.9 million for the three months ended June 30, 2020 from $391.6 million for the three months ended June 30, 2019. As a percentage of sales, general and administrative expenses were 51.0% and 31.1% for the three months ended June 30, 2020 and 2019, respectively. The $19.7 million decrease in general and administrative expenses was primarily due to reductions in discretionary spending and compensation related costs. Bad debt expense increased by $10.2 million due to the expected impact of the pandemic on wholesale customers worldwide.

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

Other income (expense)

Interest income decreased $1.6 million to $1.5 million for the three months ended June 30, 2020 as compared to $3.1 million for the three months ended June 30, 2019. The decrease in interest income was primarily due to lower average interest rates compared to the prior year period. Interest expense increased by $2.9 million to $4.8 million for the three months ended June 30, 2020 compared to $1.9 million for the same period in 2019. Interest expense increased primarily due to increased interest expense of $2.7 million on our domestic unsecured revolving credit facility as a result of our draw under that facility. Other income increased $4.1 million to $4.7 million for the three months ended June 30, 2020 as compared to other income of $0.6 million for the same period in 2019. The increase in other income was primarily attributable to a foreign currency translation gain of $4.7 million for the three months ended June 30, 2020 as compared to a foreign currency translation gain of $0.7 million for the three months ended June 30, 2019. The foreign currency translation gain was primarily attributable to the impact of a weaker U.S. dollar on the intercompany balances of our non-U.S. subsidiaries.

Income taxes

Income tax expense (benefit) and the effective tax rate for the three months ended June 30, 2020 and 2019 were as follows (dollar amounts in thousands):

	Three Months Ended June 30,
	2020	2019
Income tax expense / (benefit)	$(4,307)	$20,798
Effective tax rate	7.2%	18.4%

The tax provisions for the three months ended June 30, 2020 and 2019 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. Our effective tax rate is subject to quarterly review and revision, as necessary.

Our provision for income tax expense (benefit) and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0.0% to 34.0%, which on average are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 25%.

Due to the enactment of the Tax Cuts and Jobs Act in December 2017, we are subject to a tax on GILTI. GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. We have elected to account for GILTI as a period cost, and therefore have included GILTI expense in our effective tax rate calculation for the three months ended June 30, 2020 and 2019.

For the three months ended June 30, 2020, the decrease in the effective tax rate as compared to the tax rate for the three months ended June 30, 2019 was primarily due to the mixture of losses in low tax jurisdictions and income in high tax jurisdictions. The mixture resulted in a small amount of net tax benefit over the three month net loss.

As of June 30, 2020, we had approximately $1,352.1 million in cash and cash equivalents, of which $588.3 million, or 44%, was held outside the U.S. Of the $588.3 million held by our non-U.S. subsidiaries, approximately $228.2 million is available for repatriation to the U.S. without incurring U.S. federal income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in our condensed consolidated financial statements as of June 30, 2020.

Our cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet our liquidity needs in the U.S. for the next twelve months. However, in anticipation of the needs of our U.S. cash requirements and the need to provide payment of our provisional Transition Tax liability, we may begin repatriating certain funds held outside the U.S. for which all applicable U.S. federal and non-U.S. tax has been fully provided as of June 30, 2020. We have provided for the tax impact of expected distributions from our joint venture in China as well as from our subsidiary in Chile to our intermediate parent company in Switzerland. Otherwise, because of the need for cash for operating capital and continued overseas expansion, we do not foresee the need for any of our other foreign subsidiaries to distribute funds up to an intermediate foreign parent company in any form of taxable dividend. Under current applicable tax laws, if we choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., the amount repatriated would not be subject to U.S. federal income taxes but may be subject to applicable U.S. state and non-U.S. income and withholding taxes.

Non-controlling interests in net income of consolidated subsidiaries

Net earnings attributable to non-controlling interests for the three months ended June 30, 2020 decreased $3.9 million to $12.9 million as compared to $16.8 million for the same period in 2019 primarily attributable to decreased profitability by our joint ventures due to the impacts related to COVID-19 pandemic. Non-controlling interests represents the share of net earnings that is attributable to our joint venture partners.

SIX MONTHS ENDED June 30, 2020 COMPARED TO SIX MONTHS ENDED June 30, 2019

Sales

Sales for the six months ended June 30, 2020 were $1,971.8 million, a decrease of $563.5 million, or 22.2%, as compared to sales of $2,535.3 million for the six months ended June 30, 2019, which was attributable to reduced sales across all our business segments due to worldwide store closures caused by the COVID-19 pandemic. The largest decrease in sales came from our international wholesale businesses which was negatively impacted by the effects of the pandemic.

Our domestic wholesale sales decreased $143.3 million, or 22.0%, to $508.7 million for the six months ended June 30, 2020 from $652.0 million for the six months ended June 30, 2019. The decrease in the domestic wholesale segment’s sales was primarily the result of decreased sales from our store closures attributable to the pandemic. Domestic wholesale unit sales volume decreased 22.9% to 24.2 million pairs for the six months ended June 30, 2020 from 31.3 million pairs for the same period in 2019, primarily due to store closures during the second quarter. The average selling price per pair within the domestic wholesale segment decreased to $20.72 per pair for the six months ended June 30, 2020 from $21.00 per pair for the same period in 2019, which was attributable to a product sales mix with lower average selling prices.

Our international wholesale segment sales decreased $217.2 million, or 18.4%, to $960.4 million for the six months ended June 30, 2020 compared to sales of $1,177.6 million for the six months ended June 30, 2019. Direct subsidiary sales, which includes joint-ventures, decreased $157.8 million, or 16.0%, to $831.1 million for the six months ended June 30, 2020 compared to sales of $988.9 million for the six months ended June 30, 2019. The decreased sales during the period resulted from reduced sales in the second quarter caused by store closures. Our distributor sales decreased $59.5 million to $129.3 million for the six months ended June 30, 2020, a 31.5% decrease from sales of $188.8 million for the six months ended June 30, 2019. The decrease was primarily due to decreased sales to our distributors who were negatively impacted by the pandemic related store closures.

Our direct-to-consumer segment sales decreased $203.0 million to $502.7 million for the six months ended June 30, 2020, a 28.8% decrease over sales of $705.7 million for the six months ended June 30, 2019. The decrease in retail sales was primarily attributable to decreased comparable retail store sales of 49.9% resulting from mandated store closures as a result of the COVID-19 pandemic. During the six months ended June 30, 2020, we opened two domestic outlet stores, 15 domestic warehouse stores, six international concept stores, and one international outlet store. We closed four domestic concept stores, one international concept store, and one international outlet store. For the six months ended June 30, 2020, our domestic direct-to-consumer sales decreased 23.6% compared to the same period in 2019, which was primarily attributable to worldwide store closings for most of the second quarter, which were partially offset by increased e-commerce sales.

Gross profit

Gross profit for the six months ended June 30, 2020 decreased $284.2 million to $916.2 million as compared to $1,200.4 million for the six months ended June 30, 2019. Gross profit as a percentage of sales, or gross margin, decreased to 46.5% for the six months ended June 30, 2020 from 47.3% for the same period in the prior year. Our domestic wholesale segment gross profit decreased $47.4 million, or 19.5%, to $195.7 million for the six months ended June 30, 2020 compared to $243.1 million for the six months ended June 30, 2019, primarily attributable to lower sales. Domestic wholesale gross margins increased to 38.5% for the six months ended June 30, 2020 from 37.3% for the same period in the prior year was primarily due to a favorable product mix and lower average product costs.

Gross profit for our international wholesale segment decreased $117.8 million, or 21.9%, to $420.9 million for the six months ended June 30, 2020 compared to $538.7 million for the six months ended June 30, 2019. International wholesale gross margins decreased to 43.8% for the six months ended June 30, 2020 compared to 45.7% for the six months ended June 30, 2019. Gross margins for our direct subsidiaries, which includes joint ventures, decreased to 46.4% for the six months ended June 30, 2020 as compared to 49.6% for the six months ended June 30, 2019, which was also the result of lower margins from our China joint-venture caused by store closures from the COVID-19 pandemic and non-cash purchase price adjustments related to the acquisition of our joint-venture in Mexico. Gross margins for our distributor sales increased to 27.3% for the six months ended June 30, 2020 as compared to 25.4% for the six months ended June 30, 2019 which was primarily due to higher selling prices and lower product costs.

Gross profit for our direct-to-consumer segment decreased $119.0 million, or 28.4%, to $299.6 million for the six months ended June 30, 2020 as compared to $418.6 million for the six months ended June 30, 2019. Gross margins for our global direct-to-consumer business were 59.6% for the six months ended June 30, 2020 as compared to 59.3% for the six months ended June 30, 2019. Gross margins for our domestic direct-to-consumer business, which includes e-commerce, were 64.4% for the six months ended June 30, 2020 as compared to 62.2% for the six months ended June 30, 2019. The increase in domestic direct-to-consumer gross margins was primarily due to a higher mix of e-commerce sales which have higher overall margins. Gross margins for our international direct-to-consumer business were 49.5% and 54.4% for six months periods ended June 30, 2020 and 2019, respectively, primarily due to a product mix with lower margins.

Selling expenses

Selling expenses decreased by $49.4 million, or 26.9%, to $134.3 million for the six months ended June 30, 2020 from $183.7 million for the six months ended June 30, 2019. As a percentage of sales, selling expenses were 6.8% and 7.2% for the six months ended June 30, 2020 and 2019, respectively. The decrease in selling expenses was primarily due to lower advertising and marketing spending worldwide of $41.0 million.

General and administrative expenses

General and administrative expenses increased by $54.7 million, or 7.3%. The increase included $27.3 million associated with our international wholesale distributors, including our joint venture, $20.4 million related to the inclusion of Mexico operations, including non-cash charges of approximately $7.8 million related to the acquisition of our interest in the joint venture; $7.3 million in China primarily related to the absence of a rebate comparable to prior year; and $9.0 million related to higher compensation and outside services costs. The expenses related to our distribution network, including purchasing, receiving, inspecting, allocating, warehousing and packaging of our products which increased $12.5 million to $147.4 million for the six months ended June 30, 2020 as compared to $134.9 million for the same period in 2019 was primarily due to increased warehousing costs.

Other income (expense)

Interest income decreased $2.3 million to $3.9 million for the six months ended June 30, 2020 as compared to $6.2 million for the six months ended June 30, 2019. The decrease in interest income was due primarily due to decreased interest rates. Interest expense increased $3.6 million to $6.8 million for the six months ended June 30, 2020 compared to $3.2 million for the same period in 2019. Interest expense increased primarily due to increased interest expense of $2.7 million on our domestic unsecured revolving credit facility as a result of our draw under that facility. Other income increased $12.6 million to $8.2 million for the six months ended June 30, 2020 as compared to other expense of $4.4 million for the same period in 2019 primarily attributable due to a $13.9 million gain from non-cash purchase price adjustments from the acquisition of our Mexico joint-venture and investment interest generated from money market funds and short-term investments.

Income taxes

Income tax expense and the effective tax rate for the six months ended June 30, 2020 and 2019 were as follows (dollar amounts in thousands):

	Six Months Ended June 30,
	2020	2019
Income tax expense	$3,122	$52,522
Effective tax rate	-28.6%	19.1%

The tax provisions for the six months ended June 30, 2020 and 2019 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. Our effective tax rate is subject to management’s quarterly review and revision, as necessary.

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

Due to the enactment of the Tax Act in December 2017, we are subject to a tax on GILTI. GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as period cost when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. We have elected to account for GILTI as a period cost, and therefore have included GILTI expense in our effective tax rate calculation for the six months ended June 30, 2020 and 2019.

For the six months ended June 30, 2020, the decrease in the effective tax rate as compared to the tax rate for the six months ended June 30, 2019 was primarily due to the mixture of losses in low tax jurisdictions and income in high tax jurisdictions. The mixture resulted in a small amount of net tax expense over the six month net loss resulting in a negative tax rate.

As of June 30, 2020, we had approximately $1,352.1 million in cash and cash equivalents, of which $588.3 million, or 44%, was held outside the U.S. Of the $588.3 million held by our non-U.S. subsidiaries, approximately $228.2 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in our condensed consolidated financial statements as of June 30, 2020.

Non-controlling interests in net earnings of consolidated subsidiaries

Net earnings attributable to non-controlling interests for the six months ended June 30, 2020 decreased $34.2 million to $4.9 million as compared to net earnings $39.1 million for the same period in 2019 attributable to decreased profitability by our joint ventures due to the COVID-19 pandemic. Non-controlling interests represents the share of net earnings that is attributable to our joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity outlook

Our liquidity remains strong and we believe we are well-positioned to endure the difficult environment associated with the COVID-19 pandemic. We have taken actions to preserve our liquidity and manage our cash flow. As a precautionary measure, in March 2020, we borrowed $490.0 million on our unsecured revolving credit facility. There is capacity for an additional $250 million available on our unsecured credit facility through an accordion feature. We continue to partner with our vendors, landlords, and lenders to maximize our liquidity and mitigate risk during the COVID-19 outbreak.

Cash Flows

Our working capital at June 30, 2020 was $2,060.0 million, an increase of $478.6 million from working capital of $1,581.4 million at December 31, 2019. Our cash and cash equivalents at June 30, 2020 were $1,352.1 million, compared to $824.9 million at December 31, 2019. The increase in cash and cash equivalents of $527.2 million after consideration of the effect of exchange rates was primarily due to borrowings of $490.0 million on our unsecured revolving credit facility and a decrease in accounts receivable of $119.2 million, which were partially offset by a decrease in accounts payable of $129.5 million. Our primary sources of operating cash are collections from customers on wholesale and direct-to-consumer sales. Our primary uses of cash are inventory purchases, selling, general and administrative expenses and capital expenditures.

Operating Activities

For the six months ended June 30, 2020, net cash provided by operating activities was $176.3 million as compared to $244.7 million for the six months ended June 30, 2019. On a comparative year-over-year basis, the $68.4 million decrease in net cash provided by operating activities for the six months ended June 30, 2020 primarily resulted from reduced net earnings of $237.1 million, which were partially offset by $220.2 million decrease in cash used in accounts receivable.

Investing Activities

Net cash used in investing activities was $146.9 million for the six months ended June 30, 2020 as compared to $226.4 million for the six months ended June 30, 2019. The $79.5 million decrease in net cash used in investing activities for the six months ended June 30, 2020 as compared to the same period in the prior year was primarily due to the result of net cash used in the acquisition of our Mexico joint-venture of $100.7 million in the prior year which is partially offset by an increase in capital expenditures of $23.9 million. Capital expenditures for the six months ended June 30, 2020 were approximately $149.7 million, of which $18.3 million was related to the acquisition of an office building in Shanghai and $36.6 million was related to new retail stores in China, $32.0 million related to direct-to-consumer stores and e-commerce investment worldwide, and $51.5 million to support our worldwide distribution capabilities as well as general corporate investments. Capital expenditures were $125.7 million for the six months ended June 30, 2019, which primarily consisted of $34.0 million for new store openings, $24.3 million for our China distribution center and remodels and $21.7 million to support our international wholesale operations. We expect our ongoing capital expenditures for the remainder of 2020 to be approximately $100.0 million to $150.0 million, which is primarily related to the construction of our China distribution center. We expect to fund ongoing capital expenses through a combination of borrowings and available cash.

Financing Activities

Net cash provided by financing activities was $609.1 million during the six months ended June 30, 2020 compared to $130.0 million in net cash used in financing activities during the six months ended June 30, 2019. The $739.1 million increase in cash provided by financing activities for the six months ended June 30, 2020 as compared to the same period in the prior year is primarily attributable to increased long-term borrowings of $490.0 million on our unsecured revolving credit facility and $129.5 million related to refinancing our construction loan on our U.S. distribution center.

Capital Resources and Prospective Capital Requirements

Share Repurchase Program

On February 6, 2018, our Board of Directors authorized a share repurchase program pursuant to which we may, from time to time, purchase shares of its Class A common stock, par value $0.001 per share (“Class A common stock”), for an aggregate repurchase price not to exceed $150.0 million. The Share Repurchase Program expires on February 6, 2021. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements and other relevant factors. The Share Repurchase Program does not obligate us to acquire any particular amount of shares of Class A common stock and the program may be suspended or discontinued at any time. As of June 30, 2020, there was $20.0 million available under the Share Repurchase Program.

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

Financing Arrangements

Unsecured Revolving Credit Facility

On November 21, 2019, we entered into a $500.0 million unsecured revolving credit facility, which matures on November 21, 2024 (the “2019 Credit Agreement”), with Bank of America, N.A., as administrative agent and joint lead arranger, HSBC Bank USA, N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers, and other lenders. The 2019 Credit Agreement replaced our then existing $250.0 million loan and security agreement dated June 30, 2015 with Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association that was set to expire on June 30, 2020. The 2019 Credit Agreement may be increased by up to $250.0 million under certain conditions and provides for the issuance of letters of credit up to a maximum of $100.0 million and swingline loans up to a maximum of $25.0 million. We may use the proceeds from the 2019 Credit Agreement for working capital and other lawful corporate purposes. At our option, any loan (other than swingline loans) will bear interest at a rate equal to (a) LIBOR plus an applicable margin between 1.125% and 1.625% based upon our Total Adjusted Net Leverage Ratio (as defined in the 2019 Credit Agreement) or (b) a base rate (defined as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Bank of America prime rate and (iii) LIBOR plus 1.00%) plus an applicable margin between 0.125% and 0.625% based upon our Total Adjusted Net Leverage Ratio. Any swingline loan will bear interest at the base rate. We will pay a variable commitment fee of between 0.125% and 0.25% of the actual daily unused amount of each lender’s commitment, and will also pay a variable letter of credit fee of between 1.125% and 1.625% on the maximum amount available to be drawn under each issued and outstanding letter of credit, both of which are based upon our Total Adjusted Net Leverage Ratio. The 2019 Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including covenants that limit the ability of our company and our subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose of assets, effect a change of control of our company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The 2019 Credit Agreement also requires that the total adjusted net leverage ratio not exceed 3.75, except in the event of an acquisition in which case the ratio may be increased at our election to 4.25 for the quarter in which such acquisition occurs and for the next three quarters thereafter. As of March 31, 2020, our adjusted net leverage ratio was 1.05. The 2019 Credit Agreement provides for customary events of default including payment defaults, breaches of representations or warranties or covenants, cross defaults with certain other indebtedness to third parties, certain judgments/awards/orders, a change of control, bankruptcy and insolvency events, inability to pay debts, ERISA defaults, and invalidity or impairment of the 2019 Credit Agreement or any loan documentation related thereto, with, in certain circumstances, cure periods. Certain of the lenders party to the 2019 Credit Agreement, and their respective affiliates, have performed, and may in the future perform for us and our subsidiaries, various commercial banking, investment banking, underwriting and other financial advisory services, for which they have received, and will receive, customary fees and expenses. We paid origination, arrangement and legal fees of $1.6 million on the 2019 Credit Agreement, which are being amortized to interest expense over the five-year life of the 2019 Credit Agreement. As of June 30, 2020, there was $490.0 million outstanding under the 2019 Credit Agreement, which is classified as long-term borrowings in our condensed consolidated balance sheets. As of December 31, 2019, there was no outstanding amount under the 2019 Credit Agreement.

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

Construction Loan for Distribution Center in China

On September 29, 2018, through the Taicang Subsidiary, we entered into a 700 million yuan loan agreement with China Construction Bank Corporation (the “China DC Loan Agreement”). The proceeds from the China DC Loan Agreement is being used to finance the construction of our distribution center in China. Interest is paid quarterly. The interest rate was 4.28% at June 30, 2020,  which floats and is calculated from a reference rate provided by the People’s Bank of China. The interest rate may increase or decrease over the life of the loan and will be evaluated every 12 months. The principal of the loan will be repaid in semi-annual installments, beginning in 2021, of variable amounts as specified in the China DC Loan Agreement. The China DC Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that limit the ability of the joint venture to, among other things, allow external investment to be added, pledge assets, issue debt with priority over the China DC Loan Agreement, and adjust the capital stock structure of the TC Subsidiary. The China DC Loan Agreement matures on September 28, 2023. The obligations of the TC Subsidiary under the China DC Loan Agreement are jointly and severally guaranteed by our Chinese joint venture. As of June 30, 2020, there was $58.8 million outstanding under this credit facility, which is classified as long-term borrowings in our condensed consolidated balance sheets.

Total Debt Obligations

As of June 30, 2020, outstanding short-term and long-term borrowings were $763.3 million, of which $490.0 million relates to our unsecured revolving credit facility and $129.5 million for a loan for our domestic distribution center, $58.8 million for a construction loan for our distribution center in China, $51.0 million related to our operations in China, and $18.5 million related to the an office building in Shanghai, China and the remaining balance relates to our international operations. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants related to our short-term and long-term borrowings as of the date of this quarterly report.

We believe that anticipated cash flows from operations, available borrowings under our credit agreements, existing cash and investment balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements at least through August 31, 2021. Our future capital requirements will depend on many factors, including, but not limited to, duration and impact on overall consumer demand due to the COVID-19 pandemic, the global economy and the outlook for and return to growth in our markets, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the number and timing of new store openings, the success of our international operations, costs associated with constructing our China distribution center and distribution center equipment, available borrowings under our China DC Loan Agreement, the costs of upgrading our domestic and European distribution centers, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, costs associated with constructing new corporate offices, and any potential acquisitions of other brands or companies. To the extent that available funds are insufficient to fund our future activities or we desire to increase liquidity, we may raise additional funds through public or private financing of debt or equity. We have been successful in the past in raising additional funds through financing activities; however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 1, 2020. Our critical accounting policies and estimates did not change materially during the quarter ended June 30, 2020.

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

EXCHANGE RATES

Although we currently invoice most of our customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2019 and the first six months of 2020, exchange rate fluctuations did not have a material impact on our sales or inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest rate fluctuations. As of June 30, 2020, we have $83.2 million and $680.1 million of outstanding short-term and long-term borrowings, respectively, subject to changes in interest rates. A 200 basis point increase in interest rates would have increased interest expense by approximately $3.2 million for the quarter ended June 30, 2020. We do not expect any changes in interest rates to have a material impact on our financial condition or results of operations or cash flows during the remainder of 2020. The interest rate charged on our unsecured revolving credit facility is based on LIBOR, our domestic distribution center loan is based on the one month LIBOR, and our China DC Loan and China DC Revolving Loan are based on variable-rates provided by the People’s Bank of China. Changes in these interest rates will have an effect on the interest charged on outstanding balances.

We may enter into derivative financial instruments such as interest rate swaps in order to limit our interest rate risk on our long-term debt. We will not enter into derivative transactions for speculative purposes. We had one derivative instrument in place as of June 30, 2020 to hedge the cash flows on our $129.5 million variable rate debt on our domestic distribution center. This instrument was a variable to fixed derivative with a notional amount of $129.5 million at June 30, 2020. Our average receive rate was one month LIBOR and the average pay rate was 0.795%. The rate swap agreement utilized by us effectively modifies our exposure to interest rate risk by converting our floating-rate debt to a fixed rate basis over the life of the loan, thus reducing the impact of interest-rate changes on future interest payments.

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

Assets and liabilities outside the United States are located in regions where we have subsidiaries or joint ventures: Asia, Central America, Europe, Middle East, North America, and South America. Our investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation loss of $94.2 million and a cumulative foreign currency translation gain of $6.2 million for the six months ended June 30, 2020 and 2019, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at June 30, 2020 would have reduced the values of our net investments by approximately $54.8 million.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Converse, Inc. v. Skechers U.S.A., Inc. – On October 14, 2014, Converse filed an action against our company in the United States District Court for the Eastern District of New York, Brooklyn Division, Case 1:14-cv-05977-DLI-MDG, alleging trademark infringement, false designation of origin, unfair competition, trademark dilution and deceptive practices arising out of our alleged use of certain design elements on footwear. The complaint seeks, among other things, injunctive relief, profits, actual damages, enhanced damages, punitive damages, costs and attorneys’ fees. On October 14, 2014, Converse also filed a complaint naming 27 respondents including our company with the U.S. International Trade Commission (the “ITC” or “Commission”), Federal Register Doc. 2014‑24890, alleging violations of federal law in the importation into and the sale within the United States of certain footwear. Converse has requested that the Commission issue a general exclusion order, or in the alternative a limited exclusion order, and cease and desist orders. On December 8, 2014, the District Court stayed the proceedings before it. On December 19, 2014, Skechers responded to the ITC complaint, denying the material allegations and asserting affirmative defenses. A trial before an administrative law judge of the ITC was held in August 2015. On November 15, 2015, the ITC judge issued his Initial Determination finding that certain discontinued products (Daddy’$ Money and HyDee HyTops) infringed on Converse’s intellectual property, but that other, still active product lines (Twinkle Toes and Bobs Utopia) did not. On February 3, 2016, the ITC decided that it would review in part certain matters that were decided by the ITC judge. On June 28, 2016, the full ITC issued its Final Determination affirming that Skechers Twinkle Toes and Bobs Utopia shoes do not infringe Converse’s Chuck Taylor Midsole Trademark and affirming that Converse’s common law trademark was invalid. The full ITC also invalidated Converse’s registered trademark. Converse appealed this decision to the United States Court of Appeals for the Federal Circuit. On January 27, 2017, Converse filed its appellate brief but did not contest the portion of the decision that held that Skechers Twinkle Toes and Bobs Utopia shoes do not infringe.  On June 26, 2017 we filed our responsive brief, on February 8, 2018 the court heard oral argument, and on June 7, 2018 the Court requested supplemental briefing on certain issues. On October 30, 2018, the United States Court of Appeals for the Federal Circuit vacated portions of the ITC’s ruling and remanded the matter back to the ITC for further proceedings. Although Converse did not appeal the Commission’s non-infringement findings for Skechers Twinkle Toes and Bobs Utopia shoes to the Federal Circuit, Converse asked the Commission to reconsider its previous non-infringement findings on remand. On October 9, 2019, the ITC judge issued his Remand Initial Determination (the “RID”) finding that Converse did not have any rights in the subject intellectual property as to Skechers, and that Skechers Twinkle Toes, Bobs Utopia, and Hydee Hytop did not infringe Converse’s intellectual property but the discontinued Daddy’$ Money would infringe, but only if Converse had rights in the subject intellectual property as to Skechers (which the ITC judge found that Converse did not). On October 22, 2019, the parties filed petitions seeking review of the RID. Converse did not, however, seek review of the finding in the RID that Skechers Twinkle Toes and Bobs Utopia do not infringe. On February 7, 2020, the full Commission decided to review the RID and outlined the issues it wanted briefed. The parties subsequently filed briefs on those issues and are awaiting a decision from the full Commission. While it is too early to predict the outcome of these legal proceedings or whether an adverse result in either or both of them would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend these legal matters vigorously.

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

Steamfitters Local 449 Pension Plan v. Skechers USA, Inc., Robert Greenberg and David Weinberg. – On October 20, 2017, the Steamfitters Local 449 Pension Plan filed a securities class action, on behalf of itself and purportedly on behalf of other shareholders who purchased Skechers stock in a five-month period in 2015, against our company and certain of its officers in the United States District Court for the Southern District of New York, case number 1:17-cv-08107. On April 4, 2018, the plaintiffs filed an amended and consolidated complaint and on July 24, 2018 plaintiffs filed a second amended and consolidated complaint. The lawsuit alleges that, between April 23 and October 22, 2015, we made materially false statements or omissions of material fact about the anticipated performance of our Domestic Wholesale segment and asserts claims for unspecified damages, attorneys' fees and equitable relief based on two counts for alleged violations of federal securities laws. On November 21, 2018 we filed a motion to dismiss. On January 10, 2019 plaintiffs filed an opposition and on February 11, 2019, we filed a reply. On September 23, 2019, the court granted our motion to dismiss without leave to amend and on October 22, 2019, the plaintiffs appealed it to the United States Court of Appeals for the Second Circuit, and on February 4, 2020, filed appellants’ opening brief. Defendant Respondents filed their opposition on May 26, 2020 and plaintiffs filed appellants’ reply on June 16, 2020. Given the early stage of this proceeding and the limited information available, we cannot predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position. We believe we have meritorious defenses and intend to defend this matter vigorously.

Police & Fire Ret. Sys. of the City of Detroit, et al. v. Greenberg, et al. – On July 26, 2019, our company and most of the Board of Directors were sued by several shareholders on behalf of our company in a derivative action in the Court of Chancery of the State of Delaware, Case No. 2019-0578. The complaint alleges breach of fiduciary duty and waste of corporate assets in connection with the grant of compensation to certain officers, and seeks disgorgement of the challenged compensation, compensatory damages to our company, unspecified equitable relief, and attorneys’ fees and costs. The parties have reached a settlement, subject to Court approval, and the Court set a hearing on August 12, 2020 to determine whether it should approve the settlement. In the event that the Court does not approve the matter and the action continues, we believe we have meritorious defenses and intend to defend this matter vigorously. Given the early stages of these proceedings and the limited information available, we cannot predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our operations or financial position.

Kathleen Houseman v. Robert Greenberg, et al. – On November 27, 2018, our company, the Board of Directors and CFO John Vandemore were sued by a shareholder on behalf of our company in a derivative action in the United States District Court for the District of Delaware, Case No 1:18-cv-01878. The complaint is based largely on the same underlying factual allegations as In Re Skechers Securities Litigation. By mutual agreement of the parties this case has been stayed pending the outcome of In Re Skechers Securities Litigation which has now been dismissed with prejudice on defendants’ motion. Now that In Re Skechers Securities Litigation has been dismissed, the stay will expire shortly. On June 2, 2020, plaintiff filed a voluntary notice of dismissal in this matter.

Jesse Chen v. Robert Greenberg, et al. – On January 16, 2019, our company, the Board of Directors and CFO John Vandemore were sued by a shareholder on behalf of our company in a derivative action in the Superior Court for the State of California for the County of Los Angeles, Case No.19-STC-CV00393. The complaint mirrors the Houseman case, supra, and is based largely on the same underlying factual allegations as In Re Skechers Securities Litigation. By mutual agreement of the parties this case has been stayed pending the outcome of In Re Skechers Securities Litigation, which has now been dismissed with prejudice on defendants’ motion. Now that In Re Skechers Securities Litigation has been dismissed, the stay will expire shortly. On June 17, 2020, this case was dismissed pursuant to the parties stipulated order of dismissal.

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

Jose Zavala Guzman v. Team One Employment Specialists, Skechers USA, Inc. et. al. – On April 2, 2019, Jose Guzman, a Team One employee, filed a class action lawsuit against Team One and our company in the Superior Court of California, County of Los Angeles County, Case No. 19STCV11006. The complaint alleges various wage and hour violations, and seeks compensatory damages, liquidated damages, penalties, interest and restitution. This complaint was followed by a Private Attorney General’s Act Notice, specifying the same allegations raised in the complaint. This matter has been settled by the parties.

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

Closures and Operational Restrictions of Our Retail Stores and Our Wholesale Customers’ Stores

As a result of the COVID-19 pandemic, and in response to government mandates or recommendations, as well as decisions we have made to protect the health and safety of our employees, consumers and communities, beginning in March 2020, we (including our joint ventures), and our distributors, licensees and franchisees, temporarily closed a significant number of our company- and joint venture-owned retail stores, and our distributor-, licensee- and franchisee-owned retail stores, respectively, around the world. While over 90% of our company- and joint venture-owned retail stores and over 90% of our third party-owned retail stores around the world have reopened (although many with temporarily reduced operating hours) as of the filing date of this report, collectively, we may face recurring store closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving or new increasingly stringent governmental restrictions including public health directives, quarantine policies or social distancing measures. In addition, many of our significant wholesale customers have closed many of their stores, which will adversely impact our revenues from these customers. As a result, our business and results of operations have been, and will continue to be, materially adversely impacted by store closures and operational restrictions.

Even as we and our wholesales customers reopen our stores, as the number of people affected by the COVID-19 pandemic continues to grow, consumer fear about becoming ill with the disease and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine may continue to increase, which has, and will continue to, adversely affect traffic to stores. Any significant reduction in consumer visits to, or spending at, our wholesale customers’ stores and our retail stores, caused by the COVID-19 pandemic, and any decreased spending at stores caused by decreased consumer confidence and spending during and following this pandemic, has resulted in, and will continue to result in, a loss of sales and profits and other material adverse effects on our business and results of operations.

Disruptions or Delays in Our Supply Chain

Although not a material issue as of the filing date of this report, the COVID-19 pandemic has also caused delays in shipments of our products and could once again have the potential to significantly impact our supply chain if the factories that manufacture our products, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers are disrupted, temporarily closed or experience worker shortages. More specifically, the majority of our manufacturers are located primarily in China and Vietnam. To date, the Chinese and Vietnamese governments have imposed certain restrictions on business operations and the movement of people and goods, including the temporary closure of some factories and businesses in China and restrictions on others in Vietnam, to limit the spread of COVID-19. As a result, we have seen and may yet again see disruptions or delays in shipments, and we may experience negative impacts to pricing of our products due to changes in availability of inventory, which could materially adversely impact our business and results of operations.

Office Closures, Focus of Key Personnel and Productivity of Employees

As a result of the COVID-19 pandemic, including related governmental guidance or requirements, beginning in March 2020, we also temporarily closed many of our corporate offices and other facilities, including our corporate headquarters in Manhattan Beach, California, and implemented a policy for many of our corporate employees to work remotely. While we began to allow a limited number of personnel back to our corporate offices with added safety measures and staggered work schedules in June, these evolving work place arrangements may negatively impact productivity and cause other disruptions to our business.

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

Footwear is a cyclical industry that is dependent upon the overall level of consumer spending and consumer confidence. Consumer purchases of discretionary items, including our products, generally decline during periods when disposable income is adversely affected, there is economic uncertainty or volatility or during recessionary periods. Our wholesale customers anticipate and respond to adverse changes in economic conditions and uncertainty by closing doors, reducing inventories, canceling orders or increasing promotional activity. Our retail stores are also affected by these conditions, which may lead to a decline in consumer traffic and spending in these stores as they reopen. As a result, factors that diminish consumer spending and confidence in any of the markets in which we compete, particularly deterioration in general economic conditions, consumer credit availability, consumer debt levels, inflation, the impact of foreign exchange fluctuations on tourism and tourist spending, volatility in investment returns, fear of unemployment, increases in energy costs or tax or interest rates, housing market downturns, fear about and impact of pandemic illness (such as the impact of the COVID-19 pandemic, including reduced store traffic and widespread temporary store closures), and other factors such as acts of war, natural disasters or terrorist or political events that impact consumer confidence, have reduced, and may continue to reduce (with respect to the COVID-19 pandemic), our sales and may continue to have a material adverse effect on our operations and financial condition through their negative impact on our wholesale customers as well as decreased spending in our retail stores and potentially via our e-commerce business.

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During the six months ended June 30, 2020 and 2019, our net sales to our five largest customers accounted for approximately 9.2% and 10.1% of total net sales, respectively. No one customer accounted for more than 10.0% of outstanding accounts receivable balance at June 30, 2020 or December 31, 2019. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Store closures or re-closures, decreased foot traffic and economic recession resulting from the COVID-19 pandemic has, and will likely continue to, adversely affect our performance and could continue to adversely affect the financial condition of many of our customers. If any major existing customer ceases or decreases its purchases from us, cancels its orders, delays or defaults on its payment obligations to us, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us for any reason, such as due to store closures, decreased foot traffic or recession resulting from the COVID-19 pandemic, such actions may adversely affect our business and financial condition. Furthermore, the retail industry regularly experiences consolidation, contractions and closings, which may result in our loss of customers or our inability to collect accounts receivable of major customers, and we have recently experienced delays in payments from some of our customers and others have gone bankrupt. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer due to any of the foregoing reasons, our business and financial condition could be harmed.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During the six months ended June 30, 2020 and 2019, the top five manufacturers of our manufactured products produced approximately 45.1% and 41.1% of our total purchases, respectively. One manufacturer accounted for 23.4% of total purchases for the six months ended June 30, 2020 and the same manufacturer accounted for 15.8% of total purchases for the same period in 2019.

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

While not a material issue as of the filing date of this report, the COVID-19 pandemic previously led to the Chinese and Vietnamese governments imposing temporary closures of some of our factories in China and restrictions on others in Vietnam that caused delays in shipment of our products. We may encounter similar challenges yet again with these manufacturers, or new difficulties could arise with our manufacturers or any raw material suppliers on which our manufacturers rely, including prolonged manufacturing or transportation disruptions due to public health conditions, such as the recent COVID-19 pandemic, reductions in the availability of production capacity due to government imposed restrictions, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business and results of operations.

We Have Debt And Interest Payment Requirements At Levels That May Restrict Our Future Operations.

As of June 30, 2020, we had $763.3 million of debt and $250.0 million of additional borrowings available under our unsecured revolving credit facility. In March 2020, as a precautionary measure to maximize liquidity and to increase available cash on hand, we borrowed $490.0 million on our unsecured revolving credit facility. Our debt requires us to dedicate cash flow from operations to the payment of interest and principal due under our debt, which reduces funds available for other business purposes and results in us having lower net income than we would otherwise have had. This dedicated use of cash could impact our ability to successfully compete by, for example:

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

As of June 30, 2020, our Chairman of the Board and Chief Executive Officer, Robert Greenberg, beneficially owned 85.4% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 9.0% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 29.0% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of June 30, 2020, Mr. Greenberg beneficially owned 37.8% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 44.4% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 17.8% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Messrs. Greenberg and Schwartzberg are each able to exert significant influence over, all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Messrs. Greenberg’s and Schwartzberg’s interests may differ from the interests of the other stockholders, their ability to substantially control or significantly influence, respectively, actions requiring stockholder approval, may result in our Company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Issuer Purchases of Equity Securities: None.

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

101

Financial statements from the quarterly report on Form 10-Q of Skechers U.S.A., Inc. for the quarter ended June 30, 2020 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings (Loss); (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements

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

Date: August 7, 2020	SKECHERS U.S.A., INC.

	By:	/s/ John Vandemore
John Vandemore
Chief Financial Officer