Form 10-Q
period 2020-09-30
SKECHERS USA INC
filed 2020-11-06
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 30, 2020, 135,584,212 shares of the registrant’s Class A Common Stock, $0.001 par value per share, were outstanding.

As of October 30, 2020, 21,570,477 shares of the registrant’s Class B Common Stock, $0.001 par value per share, were outstanding.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,294,222	$824,876
Short-term investments	106,767	112,037
Trade accounts receivable, less allowances of $41,750 in 2020 and $24,106 in 2019	708,947	645,303
Other receivables	74,727	53,932
Total receivables	783,674	699,235
Inventories	1,053,360	1,069,863
Prepaid expenses and other current assets	147,607	113,580
Total current assets	3,385,630	2,819,591
Property, plant and equipment, net	870,162	738,925
Operating lease right-of-use assets	1,106,047	1,073,660
Deferred tax assets	60,934	49,088
Long-term investments	98,698	94,589
Goodwill	93,497	71,412
Other assets, net	96,426	45,678
Total non-current assets	2,325,764	2,073,352
TOTAL ASSETS	$5,711,394	$4,892,943
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term borrowings	$106,702	$66,234
Short-term borrowings	21,720	5,789
Accounts payable	742,226	764,844
Operating lease liabilities	196,760	191,129
Accrued expenses	193,032	210,235
Total current liabilities	1,260,440	1,238,231
Long-term borrowings, excluding current installments	683,611	49,183
Long-term operating lease liabilities	1,004,584	966,011
Deferred tax liabilities	11,926	322
Other long-term liabilities	109,722	103,089
Total non-current liabilities	1,809,843	1,118,605
Total liabilities	3,070,283	2,356,836
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value; 500,000 shares authorized; 132,912 and 131,071 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	133	131
Class B common stock, $0.001 par value; 75,000 shares authorized; 21,570 and 22,408 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	22	22
Additional paid-in capital	359,678	306,669
Accumulated other comprehensive loss	(40,549)	(29,993)
Retained earnings	2,083,118	2,037,836
Skechers U.S.A., Inc. equity	2,402,402	2,314,665
Non-controlling interests	238,709	221,442
Total stockholders' equity	2,641,111	2,536,107
TOTAL LIABILITIES AND EQUITY	$5,711,394	$4,892,943

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$1,300,886	$1,353,998	$3,272,703	$3,889,319
Cost of sales	675,765	700,934	1,731,349	2,035,911
Gross profit	625,121	653,064	1,541,354	1,853,408
Royalty income	3,216	6,285	11,061	17,827
	628,337	659,349	1,552,415	1,871,235
Operating expenses:
Selling	85,926	97,516	220,222	281,237
General and administrative	450,285	414,417	1,256,228	1,165,637
	536,211	511,933	1,476,450	1,446,874
Earnings from operations	92,126	147,416	75,965	424,361
Other income / (expense):
Interest income	1,884	3,290	5,739	9,500
Interest expense	(4,643)	(2,012)	(11,428)	(5,194)
Other, net	7,726	(4,194)	15,882	(8,628)
Total other income / (expense)	4,967	(2,916)	10,193	(4,322)
Earnings before income tax expense	97,093	144,500	86,158	420,039
Income tax expense	14,983	22,766	18,104	75,288
Net earnings	82,110	121,734	68,054	344,751
Net earnings attributable to non-controlling interests	17,832	18,644	22,771	57,723
Net earnings attributable to Skechers U.S.A., Inc.	$64,278	$103,090	$45,283	$287,028
Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$0.42	$0.67	$0.29	$1.87
Diluted	$0.41	$0.67	$0.29	$1.86
Weighted average shares used in calculating net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	154,462	153,298	154,061	153,396
Diluted	154,980	153,978	154,707	154,021

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net earnings	$82,110	$121,734	$68,054	$344,751
Other comprehensive income, net of tax:
Gain / (loss) on foreign currency translation adjustment	112,814	(98,416)	(11,215)	(92,059)
Comprehensive income	194,924	23,318	56,839	252,692
Comprehensive income / (loss) attributable to non- controlling interests	46,956	(7,700)	22,112	31,530
Comprehensive income attributable to Skechers U.S.A., Inc.	$147,968	$31,018	$34,727	$221,162

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	SHARES		AMOUNT			ACCUMULATED
	CLASS A	CLASS B	CLASS A	CLASS B	ADDITIONAL	OTHER		SKECHERS	NON	TOTAL
	COMMON	COMMON	COMMON	COMMON	PAID-IN	COMPREHENSIVE	RETAINED	U.S.A., INC.	CONTROLLING	STOCKHOLDERS'
	STOCK	STOCK	STOCK	STOCK	CAPITAL	INCOME (LOSS)	EARNINGS	EQUITY	INTEREST	EQUITY
Balance at June 30, 2020	132,882	21,570	$133	$22	$329,958	$(124,238)	$2,018,840	$2,224,715	$212,429	$2,437,144
Net earnings	—	—	—	—	—	—	64,278	64,278	17,832	82,110
Foreign currency translation adjustment	—	—	—	—	—	83,689	—	83,689	29,125	112,814
Distribution to non-controlling interest of consolidated entity	—	—	—	—	—	—	—	—	(20,788)	(20,788)
Net unrealized loss on derivative contract	—	—	—	—	—	—	—	—	111	111
Stock compensation expense	—	—	—	—	29,720	—	—	29,720	—	29,720
Shares issued under the Incentive Award Plan	30	—	—	—	—	—	—	—	—	—
Conversion of Class B common stock into Class A common stock	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2020	132,912	21,570	$133	$22	$359,678	$(40,549)	$2,083,118	$2,402,402	$238,709	$2,641,111

Balance at June 30, 2019	130,275	23,016	$130	$23	$282,822	$(25,282)	$1,875,214	$2,132,907	$190,766	$2,323,673
Net earnings	—	—	—	—	—	—	103,090	103,090	18,644	121,734
Foreign currency translation adjustment	—	—	—	—	—	(72,072)	—	(72,072)	(26,344)	(98,416)
Distribution to non-controlling interest of consolidated entity	—	—	—	—	—	—	—	—	(16,115)	(16,115)
Stock compensation expense	—	—	—	—	10,738	—	—	10,738	—	10,738
Shares issued under the Incentive Award Plan	29	—	—	—	—	—	—	—	—	—
Shares redeemed for employee tax withholdings	(5)	—	—	—	(161)	—	—	(161)	—	(161)
Conversion of Class B common stock into Class A common stock	112	(112)	—	—	—	—	—	—	—	—
Balance at September 30, 2019	130,411	22,904	$130	$23	$293,399	$(97,354)	$1,978,304	$2,174,502	$166,951	$2,341,453

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)

	SHARES		AMOUNT			ACCUMULATED
	CLASS A	CLASS B	CLASS A	CLASS B	ADDITIONAL	OTHER		SKECHERS	NON	TOTAL
	COMMON	COMMON	COMMON	COMMON	PAID-IN	COMPREHENSIVE	RETAINED	U.S.A., INC.	CONTROLLING	STOCKHOLDERS'
	STOCK	STOCK	STOCK	STOCK	CAPITAL	INCOME (LOSS)	EARNINGS	EQUITY	INTERESTS	EQUITY
Balance at December 31, 2019	131,071	22,408	$131	$22	$306,669	$(29,993)	$2,037,835	$2,314,664	$221,442	$2,536,107
Net earnings	—	—	—	—	—	—	45,283	45,283	22,771	68,054
Foreign currency translation adjustment	—	—	—	—	—	(10,556)	—	(10,556)	(659)	(11,215)
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	(51,842)	(51,842)
Non-controlling interests of acquired businesses	—	—	—	—	—	—	—	—	49,045	49,045
Net unrealized loss on derivative contract	—	—	—	—	—	—	—	—	(2,048)	(2,048)
Stock compensation expense	—	—	—	—	54,983	—	—	54,983	—	54,983
Proceeds from issuance of common stock under the employee stock purchase plan	138	—	1	—	3,686	—	—	3,687	—	3,687
Shares issued under the Incentive Award Plan	1,036	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(171)	—	—	—	(5,659)	—	—	(5,659)	—	(5,659)
Conversion of Class B common stock into Class A common stock	838	(838)	—	—	—	—	—	—	—	—
Balance at September 30, 2020	132,912	21,570	$133	$22	$359,678	$(40,549)	$2,083,118	$2,402,402	$238,709	$2,641,111

Balance at December 31, 2018	129,525	23,983	$129	$24	$375,017	$(31,488)	$1,691,276	$2,034,958	$154,317	$2,189,275
Net earnings	—	—	—	—	—	—	287,028	287,028	57,723	344,751
Foreign currency translation adjustment	—	—	—	—	—	(65,866)	—	(65,866)	(26,193)	(92,059)
Contribution from noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	30,341	30,341
Distribution to noncontrolling interest of consolidated entity	—	—	—	—	—	—	—	—	(37,608)	(37,608)
Acquisition of minority interest in India joint-venture		—	—	—	(71,265)	—	—	(71,265)	(11,629)	(82,894)
Stock compensation expense	—	—	—	—	30,234	—	—	30,234	—	30,234
Proceeds from issuance of common stock under the employee stock purchase plan	134	—	—	—	3,177	—	—	3,177	—	3,177
Shares issued under the Incentive Award Plan	1,065	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(423)	—	—	—	(13,745)	—	—	(13,745)	—	(13,745)
Conversion of Class B common stock into Class A common stock	1,079	(1,079)	1	(1)	—	—	—	—	—	—
Repurchases of common stock	(969)	—	(1)	—	(30,018)	—	—	(30,019)	—	(30,019)
Balance at September 30, 2019	130,411	22,904	$130	$23	$293,399	$(97,354)	$1,978,304	$2,174,502	$166,951	$2,341,453

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net earnings	$68,054	$344,751
Adjustment to reconcile net earnings to net cash from operating activities:
Depreciation and amortization	105,752	80,731
Provision for bad debts and returns	11,673	20,367
Share based compensation	54,983	30,234
Deferred income taxes	(17,861)	(11,224)
Net settlement gain	(13,877)	—
Other items, net	—	(223)
Net foreign currency adjustments	(2,523)	7,769
Changes in operating assets and liabilities:
Receivables	(103,895)	(143,266)
Inventories	23,629	1,533
Other assets	(87,058)	(47,112)
Accounts payable	(22,889)	48,317
Other liabilities	41,008	17,385
Net cash provided by operating activities	56,996	349,262
Cash flows from investing activities:
Capital expenditures	(213,216)	(174,663)
Acquisitions, net of cash acquired	—	(100,658)
Proceeds from sale of property, plant and equipment	—	5,547
Purchases of investments	(131,307)	(151,594)
Proceeds from sales and maturities of investments	132,469	147,772
Net cash used in investing activities	(212,054)	(273,596)
Cash flows from financing activities:
Net proceeds from the issuances of Class A common stock through the employee stock purchase plan	3,687	3,177
Repayments on long-term borrowings	(2,500)	(3,456)
Proceeds from long-term borrowings	677,788	17,941
Proceeds from short-term borrowings	15,931	9,048
Payments for taxes related to net share settlement of equity awards	(5,659)	(13,745)
Repurchase of Class A common stock	—	(30,019)
Cash used for purchase of non-controlling interest	—	(82,894)
Distributions to non-controlling interests	(51,842)	(37,608)
Net cash provided by (used in) financing activities	637,405	(137,557)
Effect of exchange rate changes on cash and cash equivalents	(13,001)	13,659
Net change in cash and cash equivalents	469,346	(48,232)
Cash and cash equivalents at beginning of the period	824,876	872,237
Cash and cash equivalents at end of the period	$1,294,222	$824,004

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,240	$5,097
Income taxes, net	39,542	92,855
Non-cash transactions:
Land and other assets contribution from non-controlling interest	—	30,341
Note payable contribution from non-controlling interest	—	2,150
Purchase price adjustment for Manhattan SKMX, S. de R.L. de C.V.	49,045	—

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019

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

Effects of the COVID-19 Pandemic on the Company’s Business

In March 2020, the Company temporarily closed its stores around the world and temporarily furloughed a meaningful portion of its hourly employees. The Company began reopening its stores in April 2020, and as of September 30, 2020, all but a few of the Company owned retail stores have reopened. The Company continues to monitor and react to the COVID-19 pandemic, including conforming to local governments and global health organizations’ guidance, implementing global travel restrictions, and implementing “work from home” measures for many of its employees. The Company is actively monitoring and assessing the rapidly emerging government policies and economic stimulus responses to the COVID-19 pandemic around the world.

Although the Company has reopened nearly all of its worldwide retail stores, the economic impact of the COVID-19 pandemic continues to negatively affect the Company’s results of operations. Many of the reopened retail stores continue to have temporarily reduced operating hours and less foot traffic, which has resulted in lower sales.  Additionally, the reopening of stores and other offices required the Company to implement safety protocols, facilitate social distancing, enhance cleaning and sanitation activities, and provide masks and gloves to all employees. These safety processes and procedures have increased our costs to operate for the foreseeable future. Given the unprecedented impact the COVID-19 pandemic has had, the Company is unable to forecast consumer demand and store productivity. Whether and how quickly customers may resume shopping, and the effect of the pandemic on consumer behavior and spending patterns remains highly uncertain. The Company expects customer demand to be suppressed in the near term. In addition, it is possible that there will be an increase in the number of COVID-19 cases in the future, which could require the Company’s stores to close again and negatively impact the Company’s sales.

As the COVID-19 pandemic is complex and rapidly evolving, the Company’s plans as described above may change. The Company expects that the ongoing impact of the COVID-19 pandemic and the resulting economic disruption will have a material adverse effect on its consolidated results of operations, financial position, and cash flows throughout the remainder of fiscal year 2020, and beyond fiscal year 2020.

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

The Company has one Level 2 derivative which is an interest rate swap related to the refinancing of its domestic distribution center (see Note 5 – Short-Term and Long-Term Borrowings) and classified as other long-term liabilities. The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. Credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

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

Judgments

The Company considered several factors in determining that control transfers to the customer upon shipment of products. These factors include that legal title transfers to the customer, the Company has a present right to payment, and the customer has assumed the risks and rewards of ownership at the time of shipment. The Company accrues a liability for product returns at the time of sale based on our historical experience. The Company also accrues amounts for goods expected to be returned in salable condition. As of September 30, 2020 and December 31, 2019, the Company’s sales returns liability totaled $96.3 million and $86.5 million, respectively, and was included in accrued expenses in the accompanying condensed consolidated balance sheets.

Business Combinations

Business acquisitions are accounted for under the acquisition method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized but are tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Fair value determinations require judgment and may involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items. In the second quarter of 2019, the Company purchased a 60% interest in Manhattan SKMX, S. de R.L. de C.V. (“Skechers Mexico”), for a total consideration of $120.6 million, net of cash acquired (see Note 7 – Acquisition). Skechers Mexico is a joint venture that operates and generates sales in Mexico. As a result of this purchase, Skechers Mexico became a majority-owned subsidiary and the results are included in the condensed consolidated financial statements from the date of acquisition. The purchase price allocation was completed during the quarter ended March 31, 2020. Pro forma results of operations have not been presented because the effects of the acquisition were not material to the Company’s condensed consolidated financial statements.

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

The Company’s investments consist of mutual funds held in the Company’s deferred compensation plan which are classified as trading securities, U.S. Treasury securities, corporate notes and bonds, asset-backed securities and U.S. Agency securities, which the Company has the intent and ability to hold to maturity and therefore, are classified as held-to-maturity. The following tables show the Company’s cash, cash equivalents, short-term and long-term investments by significant investment category as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$870,815	$-	$-	$870,815	$870,815	$-	$-
Level 1:
Money market funds	423,407	-	-	423,407	423,407	-	-
U.S. Treasury securities	18,242	-	-	18,242	-	7,199	11,043
Total level 1	441,649	-	-	441,649	423,407	7,199	11,043
Level 2:					-	-	-
Corporate notes and bonds	117,377	-	-	117,377	-	89,760	27,617
Asset-backed securities	31,156	-	-	31,156	-	5,525	25,631
U.S. Agency securities	4,283	-	-	4,283	-	4,283	-
Mutual funds	34,407	-	-	34,407	-	-	34,407
Total level 2	187,223	-	-	187,223	-	99,568	87,655
TOTAL	$1,499,687	$-	$-	$1,499,687	$1,294,222	$106,767	$98,698

	December 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$662,355	$-	$-	$662,355	$662,355	$-	$-
Level 1:
Money market funds	162,521	-	-	162,521	162,521	-	-
U.S. Treasury securities	9,686	-	-	9,686	-	1,679	8,007
Total level 1	172,207	-	-	172,207	162,521	1,679	8,007
Level 2:					-	-	-
Corporate notes and bonds	132,431	-	-	132,431	-	104,130	28,301
Asset-backed securities	23,614	-	-	23,614	-	263	23,351
U.S. Agency securities	12,352	-	-	12,352	-	5,965	6,387
Mutual funds	28,543	-	-	28,543	-	-	28,543
Total level 2	196,940	-	-	196,940	-	110,358	86,582
TOTAL	$1,031,502	$-	$-	$1,031,502	$824,876	$112,037	$94,589

The Company may sell certain of its investments prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s long-term investments are less than two years. The Company considers declines in market value of marketable securities investment portfolio to be temporary in nature. The Company minimizes the potential risk of principal loss by investing in highly-rated securities and limiting the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio.

When evaluating an investment for its current expected credit losses, the Company reviews factors such as historical experience with defaults, losses, credit ratings, term, market sector and macroeconomic trends, including current conditions and forecasts to the extent they are reasonable and supportable. As of September 30, 2020, the current expected credit losses were not material to the Company’s condensed consolidated financial statements.

(3)	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company evaluated the impairment of goodwill and other intangible assets. Based on the evaluation performed, no impairment loss was recorded for the goodwill and other intangible assets during the quarter ended September 30, 2020. As of September 30, 2020 and December 31, 2019, the net carrying amount of goodwill and other intangible assets were $135.0 million and $72.3 million.

	September 30, 2020	December 31, 2019
Goodwill
Skechers Mexico	$91,563	$69,836
Others	1,934	1,576
Total goodwill	93,497	71,412

Other intangible assets
Reacquired rights	46,100	641
Customer relationships and other acquisition related	5,478	—
Others	13,441	13,290
Total gross carrying amount	65,019	13,931
Less: Accumulated amortization	(23,490)	(13,066)
Total other intangible assets, net	41,529	865
Total	$135,026	$72,277

The expected future amortization expense for other intangible assets were as follows (in thousands):

September 30, 2020
2020 remaining months	$1,720
2021	6,871
2022	6,871
2023	6,871
2024	6,871
Thereafter	12,325
Total	$41,529

(4)	LEASES

The Company determines if an arrangement is a lease at inception, and, if a lease, what type of lease it is. The Company regularly enters into non-cancellable operating leases for automobiles, retail stores, and real estate leases for offices, showrooms and distribution facilities. Most leases have fixed rental payments. Leases for retail stores typically have initial terms ranging from 5 to 10 years. Other real estate or facility leases may have initial lease terms of up to 20 years. These leases are included within operating lease right-of-use (“ROU”) assets and liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2020. The predominant asset for most real estate leases is the right to occupy the space which the Company has determined is the single lease component. Many of the Company’s real estate leases include options to extend or to terminate the lease that are not reasonably certain at the time of determining the expected lease term. In addition, the Company’s real estate leases may also require additional payments for real estate taxes and other occupancy-related costs. The Company considers renewal options and other occupancy-related costs which it considers as non-lease components. Percentage rent expense, which is specified in the lease agreement, is owed when sales at individual retail store locations exceed a base amount. Percentage rent expense is recognized in the condensed consolidated financial statements when incurred. Rent expense for leases having rent holidays, landlord incentives or scheduled rent increases is recorded on a straight-line basis over the earlier of the beginning of the lease term or when the Company takes possession or control of the leased premises. The amount of the excess straight-line rent expense over scheduled payments is recorded as an operating lease liability. Operating lease ROU assets and operating lease liabilities are recognized based upon the present value of the future lease payments over the lease term at the commencement date. Most of the Company’s leases do not provide an implicit borrowing rate. Therefore, the Company uses an estimated incremental borrowing rate based upon a combination of market-based factors, such as market quoted forward yield curves and Company specific factors, such as lease size and duration. The incremental borrowing rate is then used at the commencement date of the lease to determine the present value of future lease payments. The operating lease ROU asset also includes lease payments made and lease incentives and initial direct costs incurred. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term. As of September 30, 2020 and December 31, 2019, current liabilities related to operating leases were $196.8 million and $191.1 million.

Operating lease cost and other information (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Fixed lease cost	$68,059	$63,724	$194,714	$180,324
Variable lease cost	1,141	1,219	2,152	10,157
Operating cash flows used for leases	61,630	67,744	188,540	192,066
Noncash right-of-use assets recorded for lease liabilities:
For January 1 adoption of Topic 842	—	—	—	1,035,062
In exchange for new lease liabilities during the period	45,327	74,500	177,379	114,542
Weighted-average remaining lease term	4.41 years	4.70 year	4.41 years	4.70 year
Weighted-average discount rate	4.02%	4.24%	4.02%	4.24%

The maturities of lease liabilities were as follows (in thousands):

September 30, 2020
2020 remaining months	$65,136
2021	240,845
2022	208,271
2023	184,152
2024	170,395
Thereafter	515,258
Total lease payments	1,384,057
Less: Imputed interest	(182,713)
$1,201,344

As of September 30, 2020, the Company has additional operating leases, primarily for new retail stores, that have not yet commenced which will generate additional right-of-use assets of $15.7 million. These operating leases will commence in 2020 and 2021 with lease terms ranging from 2 year to 10 years.

(5)	SHORT-TERM AND LONG-TERM BORROWINGS

The Company had $8.5 million and $3.8 million of outstanding letters of credit as of September 30, 2020 and December 31, 2019, respectively, and approximately $21.7 million and $5.8 million in short-term borrowings as of September 30, 2020 and December 31, 2019.

Long-term borrowings at September 30, 2020 and December 31, 2019 are as follows (in thousands):

	2020	2019
Unsecured revolving credit facility, variable-rate interest at 1.30% per annum, due November 2024	$487,500	$—
Note payable to banks, interest only, variable-rate interest at 2.55% per annum, secured by property, balloon payment of $129,505 due March 2025	129,505	63,692
Loan payable to a bank, variable-rate interest at 2.26% per annum, due April 2025	9,102	—
Note payable to Luen Thai Enterprise, Ltd.	—	393
Loan payable to a bank, variable-rate interest at 4.15% per annum, due September 2023	65,440	48,791
Loans payable to banks, variable-rate interests at a range of 1.84% to 3.87% per annum, due June 2024	78,563	2,541
Loan payable to a bank, variable-rate interest at 4.28% per annum, due May 2025	19,038	—
Loan payable to a bank, variable-rate interest at 1.86% per annum, due June 2025	1,165	—
Subtotal	790,313	115,417
Less: Current installments	(106,702)	(66,234)
Total long-term borrowings	$683,611	$49,183

Unsecured Revolving Credit Facility

On November 21, 2019, the Company entered into a $500.0 million unsecured revolving credit facility, which matures on November 21, 2024 (the “2019 Credit Agreement”), with Bank of America, N.A., as administrative agent and joint lead arranger, HSBC Bank USA, N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers, and other lenders. The 2019 Credit Agreement replaced the Company’s then existing $250.0 million loan and security agreement dated June 30, 2015 with Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association that was set to expire on June 30, 2020. The 2019 Credit Agreement may be increased by up to $250.0 million under certain conditions and provides for the issuance of letters of credit up to a maximum of $100.0 million and swingline loans up to a maximum of $25.0 million. The Company may use the proceeds from the 2019 Credit Agreement for working capital and other lawful corporate purposes. At the Company’s option, any loan (other than swingline loans) will bear interest at a rate equal to (a) LIBOR plus an applicable margin between 1.125% and 1.625% based upon the Company’s Total Adjusted Net Leverage Ratio (as defined in the 2019 Credit Agreement) or (b) a base rate (defined as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Bank of America prime rate and (iii) LIBOR plus 1.00%) plus an applicable margin between 0.125% and 0.625% based upon the Company’s Total Adjusted Net Leverage Ratio. Any swingline loan will bear interest at the base rate. The Company will pay a variable commitment fee of between 0.125% and 0.25% of the actual daily unused amount of each lender’s commitment, and will also pay a variable letter of credit fee of between 1.125% and 1.625% on the maximum amount available to be drawn under each issued and outstanding letter of credit, both of which are based upon the Company’s Total Adjusted Net Leverage Ratio. The 2019 Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including covenants that limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain acquisitions, dispose of assets, effect a change of control of the Company, make certain restricted payments including certain dividends and stock redemptions, make certain investments or loans, enter into certain transactions with affiliates and certain prohibited uses of proceeds. The 2019 Credit Agreement also requires that the total adjusted net leverage ratio not exceed 3.75, except in the event of an acquisition in which case the ratio may be increased at the Company’s election to 4.25 for the quarter in which such acquisition occurs and for the next three quarters thereafter. As of September 30, 2020, the Company’s adjusted net leverage ratio was 1.40. The 2019 Credit Agreement provides for customary events of default including payment defaults, breaches of representations or warranties or covenants, cross defaults with certain other indebtedness to third parties, certain judgments/awards/orders, a change of control, bankruptcy and insolvency events, inability to pay debts, ERISA defaults, and invalidity or impairment of the 2019 Credit Agreement or any loan documentation related thereto, with, in certain circumstances, cure periods. Certain of the lenders party to the 2019 Credit Agreement, and their respective affiliates, have performed, and may in the future perform for the Company and the Company’s subsidiaries, various commercial banking, investment banking, underwriting and other financial advisory services, for which they have received, and will receive, customary fees and expenses. The Company paid origination, arrangement and legal fees of $1.6 million on the 2019 Credit Agreement, which are being amortized to interest expense over the five-year life of the facility. On March 19, 2020, as a precautionary measure to maximize liquidity and to increase available cash on hand, the Company borrowed $490.0 million on its unsecured revolving credit facility. The proceeds are available to be used for working capital, general corporate or other purposes. As of September 30, 2020, there was $487.5 million outstanding under the 2019 Credit Agreement, which is classified as long-term borrowings in the Company’s condensed consolidated balance sheets. As of December 31, 2019, there was no amount outstanding under the 2019 Credit Agreement.

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

Construction Loan for Distribution Center in China

On September 29, 2018, through the Taicang Subsidiary, the Company entered into a 700 million yuan loan agreement with China Construction Bank Corporation (“the China DC Loan Agreement”). The proceeds from the China DC Loan Agreement is being used to finance the construction of the Company’s distribution center in China. Interest is paid quarterly. The interest rate floats and is calculated at a reference rate provided by the People’s Bank of China. The interest rate at September 30, 2020 was 4.15% and may increase or decrease over the life of the loan, and will be evaluated every 12 months. The principal of the loan will be repaid in semi-annual installments, beginning in 2021, of variable amounts as specified in the China DC Loan Agreement. The China DC Loan Agreement contains customary affirmative and negative covenants for secured credit facilities of this type, including covenants that limit the ability of the Subsidiary to, among other things, allow external investment to be added, pledge assets, issue debt with priority over the China DC Loan Agreement, and adjust the capital stock structure of the TC Subsidiary. The China DC Loan Agreement matures on September 28, 2023. The obligations of the TC Subsidiary under the China DC Loan Agreement are jointly and severally guaranteed by the Company’s Chinese joint venture. As of September 30, 2020, there was $65.4 million outstanding under this credit facility, which is classified as long-term borrowings in the Company’s condensed consolidated balance sheets.

Total Debt Obligations

As of September 30, 2020, outstanding short-term and long-term borrowing were $812.0 million, of which $487.5 million related to its unsecured revolving credit facility and $129.5 million for a loan for its domestic distribution center, $65.4 million for construction for its distribution center in China, $78.6 million related to the operations in China, and $19.0 million related to a corporate office building in Shanghai, China and the remaining balance relates to the Company’s international operations. The Company’s long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. The Company is in compliance with all debt covenants related to its short-term and long-term borrowings as of September 30, 2020.

(6)	NON-CONTROLLING INTERESTS

The Company has equity interests in several joint ventures that were established either to exclusively distribute the Company’s products or to construct the Company’s domestic distribution facility. These joint ventures are variable interest entities (“VIEs”) under ASC 810-10-15-14. The Company’s determination of the primary beneficiary of a VIE considers all relationships between the Company and the VIE, including management agreements, governance documents and other contractual arrangements. The Company has determined for its VIEs that the Company is the primary beneficiary because it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Accordingly, the Company includes the assets and liabilities and results of operations of these entities in its condensed consolidated financial statements, even though the Company may not hold a majority equity interest. In April 2019, the Company acquired a 60% interest in a joint venture in Mexico (see Note 7 – Acquisition for additional information). In February 2019, the Company purchased the minority interest of its India joint-venture for $82.9 million, which made its India joint venture a wholly owned subsidiary. There have been no changes during 2020 in the accounting treatment or characterization of any previously identified VIE. The Company continues to reassess these relationships quarterly. The assets of these joint ventures are restricted in that they are not available for general business use outside the context of such joint ventures. The holders of the liabilities of each joint venture have no recourse to the Company. The Company does not have a variable interest in any unconsolidated VIEs.

The following VIEs are consolidated into the Company’s condensed consolidated financial statements and the carrying amounts and classification of assets and liabilities were as follows (in thousands):

HF Logistics (1)	September 30, 2020	December 31, 2019
Current assets	$25,924	$5,297
Non-current assets	116,700	104,527
Total assets	$142,624	$109,824

Current liabilities	$14,097	$64,600
Non-current liabilities	133,042	1,009
Total liabilities	$147,139	$65,609

Product distribution joint ventures (2)	September 30, 2020	December 31, 2019
Current assets	$886,715	$747,668
Non-current assets	510,102	325,283
Total assets	$1,396,817	$1,072,951

Current liabilities	$583,166	$430,282
Non-current liabilities	185,434	135,903
Total liabilities	$768,600	$566,185

(1)	Includes HF Logistics-SKX, LLC and HF Logistics-SKX, T2, LLC.
(2)

Distribution joint ventures include Skechers Footwear Ltd. (Israel), Skechers China Limited, Skechers Korea Limited, Skechers Southeast Asia Limited, Skechers (Thailand) Limited, and Manhattan SKMX, S. de R.L. de C.V. (Mexico).

The following is a summary of net earnings attributable to, distributions to and contributions from non-controlling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net earnings attributable to non-controlling interests	$17,832	$18,644	$22,771	$57,723
Distributions to:
HF Logistics-SKX, LLC	20,788	870	47,660	2,718
Skechers China Limited	—	12,600	4,182	32,245
Skechers Southeast Asia Limited	—	2,027	—	2,027
Skechers Hong Kong Limited	—	618	—	618
Contributions from:
HF Logistics-SKX, LLC	—	—	—	7,565
Manhattan SKMX, S. de R.L. de C.V.	—	—	49,045	22,776

(7)	ACQUISITION

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

The Company has two classes of issued and outstanding common stock: Class A common stock, par value $0.001 per share (“Class A common stock”) and Class B common stock, par value $0.001 per share (“Class B common stock”). Holders of Class A common stock and holders of Class B common stock have substantially identical rights, including rights with respect to any declared dividends or distributions of cash or property and the right to receive proceeds on liquidation or dissolution of the Company after payment of the Company’s indebtedness. The two classes have different voting rights, with holders of Class A common stock entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share on all matters submitted to a vote of stockholders. The Company uses the two-class method for calculating net earnings per share. Basic and diluted net earnings per share of Class A common stock and Class B common stock are identical. The shares of Class B common stock are convertible at any time at the option of the holder into shares of Class A common stock on a share-for-share basis. In addition, shares of Class B common stock will be automatically converted into a like number of shares of Class A common stock upon transfer to any person or entity who is not a permitted transferee.

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic earnings per share	2020	2019	2020	2019
Net earnings attributable to Skechers U.S.A., Inc.	$64,278	$103,090	$45,283	$287,028
Weighted average common shares outstanding	154,462	153,298	154,061	153,396
Basic earnings per share attributable to Skechers U.S.A., Inc.	$0.42	$0.67	$0.29	$1.87

The following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted earnings per share	2020	2019	2020	2019
Net earnings attributable to Skechers U.S.A., Inc.	$64,278	$103,090	$45,283	$287,028
Weighted average common shares outstanding	154,462	153,298	154,061	153,396
Dilutive effect of unvested shares	518	680	646	625
Weighted average common shares outstanding	154,980	153,978	154,707	154,021
Diluted earnings per share attributable to Skechers U.S.A., Inc.	$0.41	$0.67	$0.29	$1.86

There were 88,577 and 108,328 shares excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2020 because their effect would have been anti-dilutive. There were 6,454 and 101,992 shares excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2019 because they are anti-dilutive.

(9)	STOCK COMPENSATION

On April 17, 2017, the Company’s Board of Directors adopted the 2017 Incentive Award Plan (the “2017 Plan”), which became effective upon approval by the Company’s stockholders on May 23, 2017. The 2017 Plan replaced and superseded in its entirety the 2007 Incentive Award Plan (the “2007 Plan”), which expired pursuant to its terms on May 24, 2017. A total of 15,000,000 shares of Class A common stock are reserved for issuance under the 2017 Plan, which provides for grants of ISOs, non-qualified stock options, restricted stock, employee stock purchase plan, and various other types of equity awards as described in the plan to the employees, consultants and directors of the Company and its subsidiaries. The 2017 Plan is administered by the Company’s Board of Directors with respect to awards to non-employee directors and by the Company’s Compensation Committee with respect to other eligible participants.

For stock-based awards, the Company recognizes compensation expense based on the grant date fair value. Share‑based compensation expense was $29.7 million and $10.7 million for the three months ended September 30, 2020 and 2019. Share-based compensation expense was $55.0 million and $30.2 million for the nine months ended September 30, 2020 and 2019. Included in the compensation expense recognized in 2020 is an $18.2 million non-cash charge related to the cancellation of 750,000 unvested shares as a result of a legal settlement. During the three and nine months ended September 30, 2020, the Company redeemed 171,120 shares of Class A common stock for $5.7 million to satisfy employee tax withholding requirements. During the three and nine months ended September 30, 2019, the Company repurchased 4,821 and 423,206 shares of Class A common stock for $0.2 million and $13.7 million to satisfy employee tax withholding requirements, respectively.

A summary of the status and changes of the Company’s unvested shares related to the 2007 Plan and the 2017 Plan as of and for the nine months ended September 30, 2020 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2019	3,426,823	$32.54
Granted	1,069,300	$36.52
Vested	(1,035,917)	$32.43
Cancelled	(784,000)	$32.25
Unvested at September 30, 2020	2,676,206	$34.26

As of September 30, 2020, there was $66.0 million of unrecognized compensation cost related to unvested common shares. The cost is expected to be amortized over a weighted average period of 1.8 years.

(10)	INCOME TAXES

Income tax expense and the effective tax rate for the three and nine months ended September 30, 2020 and 2019 were as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income tax expense	$14,983	$22,766	$18,104	$75,288
Effective tax rate	15.4%	15.8%	21.0%	17.9%

The tax provisions for the three and nine months ended September 30, 2020 and 2019 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary.

The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (losses) before income taxes. In the foreign jurisdictions in which the Company has operations, the applicable statutory rates range from 0.0% to 34.0%, which is on average significantly lower than the U.S. federal and state combined statutory rate of approximately 25%.

For the three months ended September 30, 2020, the decrease in the effective tax rate as compared to the tax rate for the three months ended September 30, 2019 was primarily due to a tax favorable change in the mixture of the Company’s domestic and foreign earnings which was partially offset by the rate impact of the non-deductible charge for a restricted share cancellation which occurred during the quarter ended September 30, 2020. For the nine months ended September 30, 2020, the increase in the effective tax rate, as compared to the tax rate for the nine months ended September 30, 2019, was primarily due to the rate impact of the non-deductible charge for a restricted share cancellation which occurred during the nine months ended September 30, 2020.

As of September 30, 2020, the Company had approximately $1,294.2 million in cash and cash equivalents, of which $596.9 million, or 46%, was held outside the U.S. Of the $596.9 million held by the Company’s non-U.S. subsidiaries, approximately $299.6 million is available for repatriation to the U.S. without incurring U.S. federal income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in the Company’s condensed consolidated financial statements as of September 30, 2020.

The Company’s cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet the Company’s liquidity needs in the U.S. for the next twelve months. However, in anticipation of the Company’s U.S. cash requirements and the need to provide payment of the Company’s provisional Transition Tax liability, the Company may begin repatriating certain funds held outside the U.S. for which all applicable U.S. federal and non-U.S. tax has been fully provided as of September 30, 2020. The Company has provided for the tax impact of expected distributions from its joint venture in China as well as from its subsidiary in Chile to its intermediate parent company in Switzerland. Otherwise, because of the need for cash for operating capital and continued overseas expansion, the Company does not foresee the need for our other foreign subsidiaries to distribute funds up to an intermediate foreign parent company in any form of taxable dividend. Under current applicable tax laws, if the Company choses to repatriate some or all of the funds it has designated as indefinitely reinvested outside the U.S., the amount repatriated would not be subject to U.S. income taxes but may be subject to applicable non-U.S. income and withholding taxes, and to certain state income taxes.

On March 27, 2020, the President signed into law the CARES Act. The CARES Act, among other things, includes certain beneficial tax provisions. While we are able to take advantage of some of these provisions, none had a material impact on our business, financial condition, results of operations, or liquidity for the three and nine months ended September 30, 2020. We will continue to monitor the impact that the CARES Act may have on our business, financial condition, results of operations, or liquidity.

Due to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017, the Company is subject to a tax on global intangible low-taxed income (“GILTI”). GILTI is a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost, and therefore has included GILTI expense in its effective tax rate calculation for the three and nine months ended September 30, 2020 and 2019.

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

The Company generates sales in the United States; however, several of its products are sold into various foreign countries, which subjects the Company to the risks of doing business abroad. In addition, the Company operates in the footwear industry, and its business depends on the general economic environment and levels of consumer spending. Changes in the marketplace may significantly affect management’s estimates and the Company’s performance. Management performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable, which generally do not require collateral from customers, were $264.3 million and $228.5 million before allowances for bad debts, sales returns and chargebacks at September 30, 2020 and December 31, 2019, respectively. Foreign accounts receivable, which in some cases are collateralized by letters of credit, were $486.4 million and $440.9 million before allowance for bad debts, sales returns and chargebacks at September 30, 2020 and December 31, 2019, respectively. The Company’s credit losses attributable to write-offs for the three months ended September 30, 2020 and 2019 were $0.9 million and $1.6 million, respectively. The Company’s credit losses attributable to write-offs for the nine months ended September 30, 2020 and 2019 were $3.8 million and $5.7 million, respectively.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the United States were $3,036.4 million and $2,643.8 million at September 30, 2020 and December 31, 2019, respectively.

The Company’s net sales to its five largest customers accounted for approximately 8.8% and 9.4% of total sales for the three months ended September 30, 2020 and 2019, respectively. The Company’s sales to its five largest customers accounted for approximately 8.9% and 9.7% of total sales for the nine months ended September 30, 2020 and 2019, respectively.

The Company’s top five manufacturers produced the following, as a percentage of total production, for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Manufacturer #1	16.4%	16.5%	20.6%	15.8%
Manufacturer #2	6.7%	8.3%	6.9%	8.3%
Manufacturer #3	6.0%	7.2%	5.8%	6.9%
Manufacturer #4	5.7%	5.5%	4.5%	5.1%
Manufacturer #5	4.8%	4.7%	4.4%	5.0%
	39.6%	42.2%	42.2%	41.1%

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

The Company has three reportable segments – domestic wholesale sales, international wholesale sales, and direct-to-consumer sales. Management evaluates segment performance based primarily on sales and gross profit. All other costs and expenses of the Company are analyzed on an aggregate basis, and these costs are not allocated to the Company’s segments. Sales, gross margins, identifiable assets and additions to property and equipment for the domestic wholesale, international wholesale, direct-to-consumer sales segments on a combined basis were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales:
Domestic wholesale	$318,449	$299,634	$827,148	$951,635
International wholesale	643,393	646,596	1,603,774	1,824,214
Direct-to-consumer	339,044	407,768	841,781	1,113,470
Total	$1,300,886	$1,353,998	$3,272,703	$3,889,319

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gross profit:
Domestic wholesale	$123,122	$111,205	$318,824	$354,299
International wholesale	295,565	298,799	716,489	837,467
Direct-to-consumer	206,434	243,060	506,041	661,642
Total	$625,121	$653,064	$1,541,354	$1,853,408

	September 30, 2020	December 31, 2019
Identifiable assets:
Domestic wholesale	$1,934,991	$1,472,323
International wholesale	2,397,446	2,100,042
Direct-to-consumer	1,378,957	1,320,578
Total	$5,711,394	$4,892,943

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Additions to property, plant and equipment:
Domestic wholesale	$36,036	$7,976	$71,245	$66,001
International wholesale	13,647	27,947	96,091	73,922
Direct-to-consumer	13,881	13,010	45,880	34,740
Total	$63,564	$48,933	$213,216	$174,663

Geographic Information:

The following summarizes the Company’s operations in different geographic areas for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales (1):
United States	$537,528	$558,173	$1,386,522	$1,655,413
Canada	36,995	46,576	97,203	138,900
Other international (2)	726,363	749,249	1,788,978	2,095,006
Total	$1,300,886	$1,353,998	$3,272,703	$3,889,319

	September 30, 2020	December 31, 2019
Property, plant and equipment, net:
United States	$491,600	$439,132
Canada	5,959	7,286
Other international (2)	372,603	292,507
Total	$870,162	$738,925

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

On July 29, 2010, the Company formed the Skechers Foundation (the “Foundation”), which is a 501(c)(3) non-profit entity that does not have any shareholders or members. The Foundation is not a subsidiary of, and is not otherwise affiliated with the Company, and the Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer, are also officers and directors of the Foundation. During the three months ended September 30, 2020 and 2019, the Company made contributions of $500,000 and $250,000 to the Foundation, respectively. During the nine months ended September 30, 2020 and 2019, the Company made contributions of $1,500,000 and $750,000 to the Foundation, respectively.
(14)	LITIGATION

In accordance with U.S. GAAP, the Company records a liability in its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of September 30, 2020, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

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

The risks included herein are not exhaustive. Other sections of this report may include additional factors that could adversely impact our business, financial condition and results of operations. Moreover, we operate in a very competitive and rapidly changing environment, and new risk factors emerge from time to time. We cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these inherent and changing risks and uncertainties, investors should not place undue reliance on forward-looking statements, which reflect our opinions only as of the date of this quarterly report, as a prediction of actual results. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document, except as otherwise required by reporting requirements of applicable federal and states securities laws.

OVERVIEW

The COVID-19 pandemic continues to impact various markets and business channels, yet we saw meaningful improvements during the third quarter of 2020 including a return to growth in many markets. Although the recovery has been at a different pace across countries, we remain confident in our actions and strength of the brand. Consumers have gravitated towards comfort in their lives as people are predominately working from home and with increased focus on their well-being. We believe the actions we have taken and the strength of our brand positions Skechers well as a recovery continues.

We continue to invest for growth with a focus on our direct-to-consumer capabilities and global infrastructure.

•

To further enhance our consumer shopping experience, we began implementing a new point of sale system in our domestic retail locations, introduced a new website and mobile application suite, and made enhancements to our omnichannel capabilities, including introducing features like buy online pick up in store and buy online pick up curb-side.

•	We completed the expansion of our European distribution center in July 2020, and opened new distribution centers in Panama and Colombia.
•	Our new China distribution center remains on-track and we began plans to open a new UK based distribution.
•	Development continued on our North American distribution center expansion, which we expect to be complete in the second-half of 2021.
•	During the quarter ended September 30, 2020, we opened 24 company-owned stores and 189 third-party Skechers stores globally.

RESULTS OF OPERATIONS

We have three reportable segments – domestic wholesale, international wholesale, and direct-to-consumer, which includes results from both our retail store and e-commerce channels. We evaluate segment performance based primarily on sales and gross margins.

The following table sets forth, for the periods indicated, selected information from our results of operations (in thousands) and as a percentage of sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Sales	$1,300,886	100.0%	$1,353,998	100.0%	$3,272,703	100.0%	$3,889,319	100.0%
Cost of sales	675,765	51.9	700,934	51.8	1,731,349	52.9	2,035,911	52.3
Gross profit	625,121	48.1	653,064	48.2	1,541,354	47.1	1,853,408	47.7
Royalty income	3,216	0.2	6,285	0.5	11,061	0.3	17,827	0.4
	628,337	48.3	659,349	48.7	1,552,415	47.4	1,871,235	48.1
Operating expenses:
Selling	85,926	6.6	97,516	7.2	220,222	6.7	281,237	7.2
General and administrative	450,285	34.6	414,417	30.6	1,256,228	38.4	1,165,637	30.0
	536,211	41.2	511,933	37.8	1,476,450	45.1	1,446,874	37.2
Earnings from operations	92,126	7.1	147,416	10.9	75,965	2.3	424,361	10.9
Interest income	1,884	0.1	3,290	0.2	5,739	0.2	9,500	0.2
Interest expense	(4,643)	(0.4)	(2,012)	(0.1)	(11,428)	(0.4)	(5,194)	(0.1)
Other, net	7,726	0.7	(4,194)	(0.3)	15,882	0.5	(8,628)	(0.2)
Earnings before income tax expense	97,093	7.5	144,500	10.7	86,158	2.6	420,039	10.8
Income tax expense	14,983	1.2	22,766	1.7	18,104	0.5	75,288	1.9
Net earnings	82,110	6.3	121,734	9.0	68,054	2.1	344,751	8.9
Less: Net earnings attributable to non-controlling interests	17,832	1.4	18,644	1.4	22,771	0.7	57,723	1.5
Net earnings attributable to Skechers U.S.A., Inc.	$64,278	4.9%	$103,090	7.6%	$45,283	1.4%	$287,028	7.4%

THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2019

Sales

Sales for the three months ended September 30, 2020 were $1,300.9 million, a decrease of $53.1 million, or 3.9%, as compared to sales of $1,354.0 million for the three months ended September 30, 2019. The decrease is a result of a 4.1% decrease in our international business and a 3.7% decrease in our domestic business. Our domestic wholesales segment sales increased 6.3%, international wholesales segment sales decreased 0.5% and direct-to consumer segment sales decreased 16.9%.

Domestic wholesale sales increased $18.8 million, or 6.3%, to $318.5 million for the three months ended September 30, 2020 from $299.6 million for the three months ended September 30, 2019. The increase was driven by a sales volume increase of 11.9%, partially offset by a 1.5% decrease in average selling price. Sales volume increased to 14.6 million pairs from 13.0 million pairs for the same period in 2019. The average price per pair decreased to $22.50 per pair from $22.85 per pair.

International wholesale sales decreased $3.2 million, or 0.5%, to $643.4 million for the three months ended September 30, 2020 compared to sales of $646.6 million for the three months ended September 30, 2019. Our international wholesale sales consist of direct sales by our foreign subsidiaries and joint ventures, that we make to department stores, specialty retailers and sales to our distributors, who in turn sell to retailers in various international regions where we do not sell directly. Distributor sales was $56.9 million, a decrease of $44.2 million, or 43.7% and direct sales by our foreign subsidiaries and joint ventures was $586.5 million, an increase of $41.0 million, or 7.5%. Substantially all of the decrease in international wholesale segment sales was due to a volume reduction of 0.5% in the number of units sold. The average selling price was flat compared to the same period in 2019.

Direct-to-consumer sales decreased $68.7 million, or 16.9%, to $339.0 million for the three months ended September 30, 2020, as compared to sales of $407.8 million for the three months ended September 30, 2019. Declines were driven by lower domestic and international retail store sales, partially offset by a 172.1% increase in domestic e-commerce sales. Direct-to-consumer comparable same store sales decreased 22.1%, including decreases of 20.4% domestically and 26.1% internationally. Direct-to-consumer sales volume decreased due to a 17.8% reduction in the number of units sold, partially offset by a 1.1% increase in the average selling price per unit.

Gross profit

Gross profit for the three months ended September 30, 2020 decreased $28.0 million, or 4.3%, to $625.1 million as compared to $653.1 million for the three months ended September 30, 2019. Gross margins remained relatively flat at 48.1% with higher promotional activity internationally, partially offset by a favorable mix of e-commerce and international sales.

Domestic wholesale gross profit increased $11.9 million, or 10.7%, to $123.1 million for the three months ended September 30, 2020, as compared to $111.2 million for the three months ended September 30, 2019. Domestic wholesale gross margins increased 1.6% to 38.7% due to lower cost per pair partially offset by a decrease in the average selling price.

International wholesale gross profit decreased $3.2 million, or 1.1%, to $295.6 million for the three months ended September 30, 2020 as compared to $298.8 million for the three months ended September 30, 2019. International wholesale gross margins decreased 0.3% to 45.9% primarily due to increased promotional activity, partially offset by reduced distributor sales which have lower margins.

Direct-to-consumer gross profit decreased $36.6 million, or 15.1%, to $206.4 million for the three months ended September 30, 2020 as compared to $243.1 million for the three months ended September 30, 2019. Direct-to-consumer gross margins increased 1.3% to 60.9% driven by a higher mix of e-commerce sales which have higher margins.

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

Selling expenses

Selling expenses decreased by $11.6 million, or 11.9%, to $85.9 million for the three months ended September 30, 2020 from $97.5 million for the three months ended September 30, 2019 primarily due to lower worldwide advertising and marketing spending of $7.0 million. As a percentage of net sales, selling expenses were 6.6% and 7.2% for the three months ended September 30, 2020 and 2019.

Selling expenses consist primarily of the following: sales representative sample costs, sales commissions, trade shows, advertising and promotional costs, which may include television, print ads, ad production costs, point-of-purchase costs, advertising and display costs.

General and administrative expenses

General and administrative expenses increased by $35.9 million, or 8.7%, to $450.3 million for the three months ended September 30, 2020 from $414.4 million for the three months ended September 30, 2019. As a percentage of sales, general and administrative expenses were 34.6% and 30.6% for the three months ended September 30, 2020 and 2019, respectively. The $35.9 million increase in general and administrative expenses was primarily due to a one-time $18.2 million non-cash, equity compensation charge associated with a legal settlement, and $17.3 million of volume driven warehouse and distribution expenses in both international and domestic businesses.

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

Other income (expense)

Interest income decreased $1.4 million to $1.9 million for the three months ended September 30, 2020 as compared to $3.3 million for the three months ended September 30, 2019. The decrease in interest income was primarily due to lower average interest rates compared to the prior year period. Interest expense increased by $2.6 primarily due to additional borrowings under our credit facility. Other income increased $11.9 million primarily attributable to favorable foreign currency exchange rates.

Income taxes

Income tax expense and the effective tax rate for the three months ended September 30, 2020 and 2019 were as follows (dollar amounts in thousands):

	Three Months Ended September 30,
	2020	2019
Income tax expense	$14,983	$22,766
Effective tax rate	15.4%	15.8%

The tax provisions for the three months ended September 30, 2020 and 2019 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year.

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (losses) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0.0% to 34.0%, which on average are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 25%.

For the three months ended September 30, 2020, the decrease in the effective tax rate as compared to the tax rate for the three months ended September 30, 2019 was primarily due a tax favorable change in the mixture of our domestic and foreign earnings which was partially offset by the rate impact of the non-deductible charge for a restricted share cancellation which occurred during the quarter ended September 30, 2020.

See Note 10 – Income Taxes of the Condensed Consolidated Financial Statements for additional information.

Non-controlling interests in net income of consolidated subsidiaries

Net earnings attributable to non-controlling interests for the three months ended September 30, 2020 decreased $0.8 million to $17.8 million as compared to $18.6 million for the same period in 2019 primarily attributable to decreased profitability by our joint ventures due to the impacts related to COVID-19 pandemic. Non-controlling interests represents the share of net earnings that is attributable to our joint venture partners.

NINE MONTHS ENDED September 30, 2020 COMPARED TO NINE MONTHS ENDED September 30, 2019

Sales

Sales for the nine months ended September 30, 2020 were $3,272.7 million, a decrease of $616.6 million, or 15.9%, as compared to sales of $3,889.3 million for the nine months ended September 30, 2019, which reflected the impact of the global pandemic on our businesses worldwide.

Domestic wholesale sales decreased $124.5 million, or 13.1%, to $827.1 million for the nine months ended September 30, 2020 from $951.6 million for the nine months ended September 30, 2019. Sales volume decrease driven by a 15.4% reduction in the number of pairs sold, partially offset by a 1.0% increase in average price per pair.

International wholesale sales decreased $220.4 million, or 12.1%, to $1,603.8 million for the nine months ended September 30, 2020 compared to sales of $1,824.2 million for the nine months ended September 30, 2019. Our distributor sales decreased to $186.2 million, a decrease of $103.7 million or 35.8% and direct sales by our foreign subsidiaries and joint ventures, were $1,417.6 million, a decrease of $116.8 million, or 7.6%. The number of units sold decreased 8.9% and the average selling price decreased by 3.5%.

Direct-to-consumer sales decreased $271.7 million, or 24.4%, to $841.8 million for the nine months ended September 30, 2020 as compared to sales of $1,113.5 million for the nine months ended September 30, 2019. Declines were driven by lower domestic and international retail sales during temporary store closures, partially offset by a 243.3% increase in domestic e-commerce sales. Direct-to-consumer comparable same store sales decreased 28.5% for the nine months ended September 30, 2020. The number of units sold decreased 25.3% and the average selling price increased 1.2%.

Gross profit

Gross profit for the nine months ended September 30, 2020 decreased $312.1 million to $1,541.3 million as compared to $1,853.4 million for the nine months ended September 30, 2019. Gross margin decreased 0.6% to 47.1% due to lower international gross margins as a result of higher promotional activity particularly in Asia.

Domestic wholesale gross profit decreased $35.5 million, or 10.0%, to $318.8 million for the nine months ended September 30, 2020 compared to $354.3 million for the nine months ended September 30, 2019. Domestic wholesale gross margins increased 1.3% to 38.5% primarily driven by lower product costs.

International wholesale gross profit decreased $121.0 million, or 14.4%, to $716.5 million for the nine months ended September 30, 2020 as compared to $837.5 million for the nine months ended September 30, 2019. International wholesale gross margins decreased 1.2% to 44.7% as a result of higher promotional activity in our joint-ventures, a lower mix of distributor sales, and non-cash purchase price adjustments related to the acquisition of our joint venture in Mexico.

Direct-to-consumer gross profit decreased $155.6 million, or 23.5%, to $506.0 million for the nine months ended September 30, 2020 as compared to $661.6 million for the nine months ended September 30, 2019. Direct-to-consumer gross margins increased 0.7% to 60.1% due to higher mix of e-commerce sales which have higher overall margins.

Selling expenses

Selling expenses decreased by $61.0 million, or 21.7%, to $220.2 million for the nine months ended September 30, 2020 from $281.2 million for the nine months ended September 30, 2019. As a percentage of sales, selling expenses were 6.7% and 7.2% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in selling expenses was primarily due to lower worldwide advertising and marketing spending of $48.1 million.

General and administrative expenses

General and administrative expenses increased by $90.6 million, or 7.8% primarily driven by $31.7 million of volume driven warehouse and distribution expenses for both international and domestic businesses and a one-time $18.2 million non-cash, equity compensation charge associated with a legal settlement.

Other income (expense)

Interest income decreased $3.8 million to $5.7 million for the nine months ended September 30, 2020 as compared to $9.5 million for the nine months ended September 30, 2019. The decrease in interest income was due primarily due to decreased interest rates. Interest expense increased $6.2 million due to additional borrowings under our credit facility. Other income increased $24.5 million primarily due to purchase price adjustments from the acquisition of our Mexico joint venture and interest generated from investments.

Income taxes

Income tax expense and the effective tax rate for the nine months ended September 30, 2020 and 2019 were as follows (dollar amounts in thousands):

	Nine Months Ended September 30,
	2020	2019
Income tax expense	$18,104	$75,288
Effective tax rate	21.0%	17.9%

The tax provisions for the nine months ended September 30, 2020 and 2019 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. Our effective tax rate is subject to management’s quarterly review and revision, as necessary.

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (losses) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0.0% to 34.0%, which on average are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 25%.

For the nine months ended September 30, 2020, the increase in the effective tax rate, as compared to the tax rate for the nine months ended September 30, 2019, was primarily due to the rate impact of the non-deductible charge for a restricted share cancellation which occurred during the nine months ended September 30, 2020.

See Note 10 – Income Taxes of the Condensed Consolidated Financial Statements for additional information.

Non-controlling interests in net earnings of consolidated subsidiaries

Net earnings attributable to non-controlling interests for the nine months ended September 30, 2020 decreased $35.0 million to $22.8 million as compared to net earnings $57.7 million for the same period in 2019 attributable to decreased profitability by countries still experiencing COVID related impacts. Non-controlling interests represents the share of net earnings that is attributable to our joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity outlook

Our liquidity remains ample and we believe we are well-positioned to endure the environment associated with the COVID-19 pandemic. We have taken actions to preserve our liquidity and manage our cash flow. As a precautionary measure, in March 2020, we borrowed $490.0 million on our unsecured revolving credit facility. There is capacity for an additional $250.0 million available on our unsecured credit facility through an accordion feature. We continue to partner with our vendors, landlords, and lenders to maximize our liquidity and mitigate cash flow risk.

Cash Flows

Our working capital at September 30, 2020 was $2,125.2 million, an increase of $543.8 million from working capital of $1,581.4 million at December 31, 2019. Our cash and cash equivalents at September 30, 2020 were $1,294.2 million, compared to $824.9 million at December 31, 2019. Our primary sources of operating cash are collections from customers on wholesale and direct-to-consumer sales. Our primary uses of cash are inventory purchases, selling, general and administrative expenses and capital expenditures.

Operating Activities

For the nine months ended September 30, 2020, net cash provided by operating activities was $57.0 million as compared to $349.3 million for the nine months ended September 30, 2019. On a comparative year-over-year basis, the $292.3 million decrease in net cash provided by operating activities primarily resulted from reduced net earnings of $276.7 million.

Investing Activities

Net cash used in investing activities was $212.1 million for the nine months ended September 30, 2020 as compared to $273.6 million for the nine months ended September 30, 2019. The $61.5 million decrease was primarily due to the acquisition of our Mexico joint-venture of $100.7 million in 2019 partially offset by an increase in capital expenditures of $38.6 million. Capital expenditures for the nine months ended September 30, 2020 were approximately $213.2 million, which consisted of $61.4 million to support our worldwide distribution capabilities, $61.0 million was related to the acquisition of a corporate office building in Shanghai and for new retail stores in China, and $45.9 million for direct-to-consumer stores and e-commerce investments worldwide. Capital expenditures for the nine months ended September 30, 2019 were approximately $174.7 million, of which $41.2 million was related to the construction of our distribution center in China, $34.7 million related to retail stores worldwide, and $32.7 million to support our worldwide distribution capabilities. We expect our ongoing capital expenditures for the remainder of 2020 to be approximately $125.0 million to $150.0 million, which is primarily related to the construction of our China distribution center and expansions to our worldwide distribution capabilities. We expect to fund ongoing capital expenses through a combination of borrowings and available cash.

Financing Activities

Net cash provided by financing activities was $637.4 million during the nine months ended September 30, 2020 compared to $137.6 million in net cash used in financing activities during the nine months ended September 30, 2019. The $775.0 million increase is primarily long-term borrowings of $660.8 million which includes $490.0 million on our unsecured revolving credit facility and $82.9 million for the purchase of the minority interest in our India joint venture in the prior year.

Capital Resources and Prospective Capital Requirements

Share Repurchase Program

On February 6, 2018, our Board of Directors authorized a share repurchase program pursuant to which we may, from time to time, purchase shares of its Class A common stock, par value $0.001 per share (“Class A common stock”), for an aggregate repurchase price not to exceed $150.0 million. The Share Repurchase Program expires on February 6, 2021. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements and other relevant factors. The Share Repurchase Program does not obligate us to acquire any particular amount of shares of Class A common stock and the program may be suspended or discontinued at any time. As of September 30, 2020, there was $20.0 million available under the Share Repurchase Program.

Acquisitions

In the first quarter of 2019, we purchased the minority interest in our India joint-venture for $82.9 million, which made our India joint-venture entity a wholly-owned subsidiary.

In the second quarter of 2019, we purchased a 60% interest in Manhattan SKMX, S. de R.L. de C.V. (“Skechers Mexico”), for a total consideration of $120.6 million, net of cash acquired. Skechers Mexico is a joint venture that operates and generates sales in Mexico. As a result of this purchase, Skechers Mexico became a majority-owned subsidiary and the results are consolidated in our condensed consolidated financial statements from the date of the acquisition. The formation of the joint venture provides significant merchandising, supply chain and retail operations in Mexico. We completed the purchase price allocation during the quarter ended March 31, 2020. Pro forma results of operations have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our condensed consolidated financial statements. For additional information see Note 7 – Acquisition in the Notes to Condensed Consolidated Financial Statements included in this quarterly report.

Financing Arrangements

As of September 30, 2020, outstanding short-term and long-term borrowings were $812.0 million, of which $487.5 million relates to our unsecured revolving credit facility and $129.5 million for a loan for our domestic distribution center, $65.4 million for a construction loan for our distribution center in China, $78.6 million related to our operations in China, and $19.0 million related to the an office building in Shanghai, China and the remaining balance relates to our international operations. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants related to our short-term and long-term borrowings as of the date of this quarterly report. See Note 5 – Short-Term and Long-Term Borrowings of the Condensed Consolidated Financial Statements for additional information.

We believe that anticipated cash flows from operations, available borrowings under our credit agreements, existing cash and investment balances and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements for the next twelve months. Our future capital requirements will depend on many factors, including, but not limited to, duration and impact on overall consumer demand due to the COVID-19 pandemic, the global economy and the outlook for and return to growth in our markets, the levels at which we maintain inventory, sale of excess inventory at discounted prices, the market acceptance of our footwear, the number and timing of new store openings, the success of our international operations, costs associated with constructing our China distribution center and distribution center equipment, available borrowings with China Construction Bank Corporation, the costs of upgrading our domestic and European distribution centers, the levels of advertising and marketing required to promote our footwear, the extent to which we invest in new product design and improvements to our existing product design, costs associated with constructing new corporate offices, and any potential acquisitions of other brands or companies. To the extent that available funds are insufficient to fund our future activities or we desire to increase liquidity, we may raise additional funds through public or private financing of debt or equity. We have been successful in the past in raising additional funds through financing activities; however, we cannot be assured that additional financing will be available to us or that, if available, it can be obtained on past terms which have been favorable to our stockholders and us. Failure to obtain such financing could delay or prevent our current business plans, which could adversely affect our business, financial condition and results of operations. In addition, if additional capital is raised through the sale of additional equity or convertible securities, dilution to our stockholders could occur.

Income Taxes

As of September 30, 2020, we had approximately $1,294.2 million in cash and cash equivalents, of which $596.9 million, or 46%, was held outside the U.S. Of the $596.9 million held by our non-U.S. subsidiaries, approximately $299.6 million is available for repatriation to the U.S. without incurring U.S. federal income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in our Condensed Consolidated Financial Statements as of September 30, 2020.

Our cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet our liquidity needs in the U.S. for the next twelve months. However, in anticipation of our U.S. cash requirements and the need to provide payment of our provisional Transition Tax liability, we may begin repatriating certain funds held outside the U.S. for which all applicable U.S. federal and non-U.S. tax has been fully provided as of September 30, 2020. We have provided for the tax impact of expected distributions from our joint venture in China as well as from our subsidiary in Chile to our intermediate parent company in Switzerland. Otherwise, because of the need for cash for operating capital and continued overseas expansion, we do not foresee the need for any of our other foreign subsidiaries to distribute funds up to an intermediate foreign parent company in any form of taxable dividend. Under current applicable tax laws, if we choose to repatriate some or all of the funds we have designated as indefinitely reinvested outside the U.S., the amount repatriated would not be subject to U.S. federal income taxes but may be subject to applicable non-U.S. income and withholding taxes, and to certain state income taxes.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 1, 2020. Our critical accounting policies and estimates did not change materially during the quarter ended September 30, 2020.

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

EXCHANGE RATES

Although we currently invoice many of our customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods in the future. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. We regularly monitor the creditworthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. During 2019 and the first nine months of 2020, exchange rate fluctuations did not have a material impact on our sales or inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest rate fluctuations. As of September 30, 2020, we have $128.4 million and $683.6 million of outstanding short-term and long-term borrowings, respectively, subject to changes in interest rates. A 200 basis point increase in interest rates would have increased interest expense by approximately $3.4 million for the quarter ended September 30, 2020. We do not expect any changes in interest rates to have a material impact on our financial condition or results of operations or cash flows during the remainder of 2020. The interest rate charged on our unsecured revolving credit facility is based on LIBOR, our domestic distribution center loan is based on the one month LIBOR, and our China DC Loan and China DC Revolving Loan are based on variable-rates provided by the People’s Bank of China. Changes in these interest rates will have an effect on the interest charged on outstanding balances.

We may enter into derivative financial instruments such as interest rate swaps in order to limit our interest rate risk on our long-term debt. We will not enter into derivative transactions for speculative purposes. We had one derivative instrument in place as of September 30, 2020 to hedge the cash flows on our $129.5 million variable rate debt on our domestic distribution center. This instrument was a variable to fixed derivative with a notional amount of $129.5 million at September 30, 2020. Our average receive rate was one month LIBOR and the average pay rate was 0.795%. The rate swap agreement utilized by us effectively modifies our exposure to interest rate risk by converting our floating-rate debt to a fixed rate basis over the life of the loan, thus reducing the impact of interest-rate changes on future interest payments.

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

Assets and liabilities outside the United States are located in regions where we have subsidiaries or joint ventures: Asia, Central America, Europe, Middle East, North America, and South America. Our investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. Accordingly, we do not hedge these net investments. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation loss of $10.6 million and a cumulative foreign currency translation loss of $65.9 million for the nine months ended September 30, 2020 and 2019, respectively, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at September 30, 2020 would have reduced the values of our net investments by approximately $59.8 million.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Converse, Inc. v. Skechers U.S.A., Inc. – On October 14, 2014, Converse filed an action against our company in the United States District Court for the Eastern District of New York, Brooklyn Division, Case 1:14-cv-05977-DLI-MDG, alleging trademark infringement, false designation of origin, unfair competition, trademark dilution and deceptive practices arising out of our alleged use of certain design elements on footwear. The complaint seeks, among other things, injunctive relief, profits, actual damages, enhanced damages, punitive damages, costs and attorneys’ fees. On October 14, 2014, Converse also filed a complaint naming 27 respondents including our company with the U.S. International Trade Commission (the “ITC” or “Commission”), Federal Register Doc. 2014‑24890, alleging violations of federal law in the importation into and the sale within the United States of certain footwear. Converse has requested that the Commission issue a general exclusion order, or in the alternative a limited exclusion order, and cease and desist orders. On December 8, 2014, the District Court stayed the proceedings before it. On December 19, 2014, Skechers responded to the ITC complaint, denying the material allegations and asserting affirmative defenses. A trial before an administrative law judge of the ITC was held in August 2015. On November 15, 2015, the ITC judge issued his Initial Determination finding that certain discontinued products (Daddy’$ Money and HyDee HyTops) infringed on Converse’s intellectual property, but that other, still active product lines (Twinkle Toes and Bobs Utopia) did not. On February 3, 2016, the ITC decided that it would review in part certain matters that were decided by the ITC judge. On June 28, 2016, the full ITC issued its Final Determination affirming that Skechers Twinkle Toes and Bobs Utopia shoes do not infringe Converse’s Chuck Taylor Midsole Trademark and affirming that Converse’s common law trademark was invalid. The full ITC also invalidated Converse’s registered trademark. Converse appealed this decision to the United States Court of Appeals for the Federal Circuit. On January 27, 2017, Converse filed its appellate brief but did not contest the portion of the decision that held that Skechers Twinkle Toes and Bobs Utopia shoes do not infringe. On June 26, 2017 we filed our responsive brief, on February 8, 2018 the court heard oral argument, and on June 7, 2018 the Court requested supplemental briefing on certain issues. On October 30, 2018, the United States Court of Appeals for the Federal Circuit vacated portions of the ITC’s ruling and remanded the matter back to the ITC for further proceedings. Although Converse did not appeal the Commission’s non-infringement findings for Skechers Twinkle Toes and Bobs Utopia shoes to the Federal Circuit, Converse asked the Commission to reconsider its previous non-infringement findings on remand. On October 9, 2019, the ITC judge issued his Remand Initial Determination (the “RID”) finding that Converse did not have any rights in the subject intellectual property as to Skechers, and that Skechers Twinkle Toes, Bobs Utopia, and Hydee Hytop did not infringe Converse’s intellectual property but the discontinued Daddy’$ Money would infringe, but only if Converse had rights in the subject intellectual property as to Skechers (which the ITC judge found that Converse did not). On October 22, 2019, the parties filed petitions seeking review of the RID. Converse did not, however, seek review of the finding in the RID that Skechers Twinkle Toes and Bobs Utopia do not infringe. On February 7, 2020, the full Commission decided to review the RID and outlined the issues it wanted briefed. The parties subsequently filed briefs on those issues and, on September 9, 2020, the full Commission issued its decision. In that decision, the Commission found that, although Converse had demonstrated enforceable rights in its Chuck Taylor Midsole Trademark, it had not proven that the Skechers Twinkle Toes, Bobs Utopia or Hydee Hytops infringe those rights, or otherwise established a violation of the applicable federal statutes by Skechers. While it is too early to predict the outcome of these legal proceedings or whether an adverse result in either or both of them would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend these legal matters vigorously.

Nike, Inc. v. Skechers USA, Inc. – On January 4, 2016, Nike filed an action against our company in the United States District Court for the District of Oregon, Case No. 3:16-cv-0007, alleging that certain Skechers shoe designs (Men’s Burst, Women’s Burst, Women’s Flex Appeal, Men’s Flex Advantage, Girls’ Skech Appeal, and Boys’ Flex Advantage) infringe the claims of eight design patents. Nike seeks injunctive relief, disgorgement of Skechers’ profits, damages (including treble damages), pre-judgment and post-judgment interest, attorneys’ fees, and costs. In April and May 2016, we filed petitions with the United States Patent and Trademark Office’s Patent Trial and Appeal Board (the “PTAB”) for inter partes review of all eight design patents, seeking to invalidate those patents. In September and November 2016, the PTAB denied each of our petitions. On January 6, 2017, we filed several additional petitions for inter partes review with the PTAB, seeking to invalidate seven of the eight designs patents that Nike is asserting. In July 2017, we were notified that the PTAB granted our petitions and instituted inter partes review proceedings with respect to two of the seven design patents but denied our petitions as to the others. In June 2017, we filed a motion to transfer venue from the District of Oregon to the Central District of California based on a recent United States Supreme Court decision and the motion was granted on November 17, 2017. On June 28, 2018, the PTAB issued final decisions in the two inter partes review proceedings, rejecting the invalidity challenges made by our company in those proceedings. On June 4, 2018, the Court, over Nike’s opposition, granted our request for a claim construction hearing. On March 28, 2019, the Court issued an order declining to issue a claim construction at this stage of the proceedings, but it did not foreclose the issue, instead observing that it might be appropriate to address claim construction at a later stage. The parties have now completed discovery and have filed summary judgement motions. Nike has also withdrawn its claim for treble or enhanced damages. The summary judgment motions were heard on February 18, 2020, and on October 27, 2020, the Court issued its ruling. The Court granted Skechers’ motion for summary judgment of non-infringement as to three of the eight design patents at issue. The Court, however, concluded that whether Skechers had infringed any of the five remaining design patents presented issues for jury to resolve. The Court also denied Nike’s motion for summary judgment of validity as to the five remaining design patents, holding that Skechers’ invalidity challenges had to be resolved by the jury. While it is too early to predict the outcome of the case or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

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

Steamfitters Local 449 Pension Plan v. Skechers USA, Inc., Robert Greenberg and David Weinberg. – On October 20, 2017, the Steamfitters Local 449 Pension Plan filed a securities class action, on behalf of itself and purportedly on behalf of other shareholders who purchased Skechers stock in a five-month period in 2015, against our company and certain of its officers in the United States District Court for the Southern District of New York, case number 1:17-cv-08107. On April 4, 2018, the plaintiffs filed an amended and consolidated complaint and on July 24, 2018 plaintiffs filed a second amended and consolidated complaint. The lawsuit alleges that, between April 23 and October 22, 2015, we made materially false statements or omissions of material fact about the anticipated performance of our Domestic Wholesale segment and asserts claims for unspecified damages, attorneys’ fees and equitable relief based on two counts for alleged violations of federal securities laws. On November 21, 2018, we filed a motion to dismiss the complaint and, on September 23, 2019, the court granted our motion without leave to amend. On October 22, 2019, the plaintiffs appealed to the United States Court of Appeals for the Second Circuit, and, on October 20, 2020, that court affirmed the lower court’s order dismissing the case without leave to amend.

Police & Fire Ret. Sys. of the City of Detroit, et al. v. Greenberg, et al. – On July 26, 2019, our company and most of the Board of Directors were sued by several shareholders on behalf of our company in a derivative action in the Court of Chancery of the State of Delaware, Case No. 2019-0578. The complaint alleges breach of fiduciary duty and waste of corporate assets in connection with the grant of compensation to certain officers, and seeks disgorgement of the challenged compensation, compensatory damages to our company, unspecified equitable relief, and attorneys’ fees and costs. The parties have reached a stipulated settlement, which was subject to Court approval, and the Court entered judgment on the stipulated settlement on August 12, 2020. The settlement involved cancellation of the 2019 and 2020 equity awards to certain executives and certain corporate governance undertakings on behalf of the parties. The judgment became Final Court Approval on September 11, 2020, when the time to file a notice of appeal expired without any party filing such notice. As a result, we cancelled the 2019 and 2020 equity awards to certain executives and recognized a non-cash compensation charge of $18.2 million during the quarter ended September 30, 2020.

Kathleen Houseman v. Robert Greenberg, et al. – On November 27, 2018, our company, the Board of Directors and CFO John Vandemore were sued by a shareholder on behalf of our company in a derivative action in the United States District Court for the District of Delaware, Case No 1:18-cv-01878. The complaint is based largely on the same underlying factual allegations as In Re Skechers Securities Litigation. By mutual agreement of the parties this case has been stayed pending the outcome of In Re Skechers Securities Litigation which has now been dismissed with prejudice on defendants’ motion. On June 2, 2020, plaintiff filed a voluntary notice of dismissal in this matter. This matter has now been dismissed.

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

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During the nine months ended September 30, 2020 and 2019, our net sales to our five largest customers accounted for approximately 8.9% and 9.7% of total net sales, respectively. No one customer accounted for more than 10.0% of outstanding accounts receivable balance at September 30, 2020 or December 31, 2019. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Store closures or re-closures, decreased foot traffic and economic recession resulting from the COVID-19 pandemic has, and will likely continue to, adversely affect our performance and could continue to adversely affect the financial condition of many of our customers. If any major existing customer ceases or decreases its purchases from us, cancels its orders, delays or defaults on its payment obligations to us, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us for any reason, such as due to store closures, decreased foot traffic or recession resulting from the COVID-19 pandemic, such actions may adversely affect our business and financial condition. Furthermore, the retail industry regularly experiences consolidation, contractions and closings, which may result in our loss of customers or our inability to collect accounts receivable of major customers, and we have recently experienced delays in payments from some of our customers and others have gone bankrupt. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer due to any of the foregoing reasons, our business and financial condition could be harmed.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During the nine months ended September 30, 2020 and 2019, the top five manufacturers of our manufactured products produced approximately 42.2% and 41.1% of our total purchases, respectively. One manufacturer accounted for 20.6% of total purchases for the nine months ended September 30, 2020 and the same manufacturer accounted for 15.8% of total purchases for the same period in 2019.

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

We Have Debt And Interest Payment Requirements At Levels That May Restrict Our Future Operations.

As of September 30, 2020, we had $812.0 million of debt and $250.0 million of additional borrowings available under our unsecured revolving credit facility. In March 2020, as a precautionary measure to maximize liquidity and to increase available cash on hand, we borrowed $490.0 million on our unsecured revolving credit facility. Our debt requires us to dedicate cash flow from operations to the payment of interest and principal due under our debt, which reduces funds available for other business purposes and results in us having lower net income than we would otherwise have had. This dedicated use of cash could impact our ability to successfully compete by, for example:

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

As of September 30, 2020, our Chairman of the Board and Chief Executive Officer, Robert Greenberg, beneficially owned 85.4% of our outstanding Class B common shares, members of Mr. Greenberg’s immediate family beneficially owned an additional 9.0% of our outstanding Class B common shares, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 29.0% of our outstanding Class B common shares. The holders of Class A common shares and Class B common shares have identical rights except that holders of Class A common shares are entitled to one vote per share while holders of Class B common shares are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of September 30, 2020, Mr. Greenberg beneficially owned 37.8% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 44.3% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 17.8% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Messrs. Greenberg and Schwartzberg are each able to exert significant influence over, all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A common shares. Because Messrs. Greenberg’s and Schwartzberg’s interests may differ from the interests of the other stockholders, their ability to substantially control or significantly influence, respectively, actions requiring stockholder approval, may result in our company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A common shares to the extent that investors or any potential future purchaser view the superior voting rights of our Class B common shares to have value.

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

101

Financial statements from the quarterly report on Form 10-Q of Skechers U.S.A., Inc. for the quarter ended September 30, 2020 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements

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

Date: November 6, 2020	SKECHERS U.S.A., INC.

	By:	/s/ John Vandemore
John Vandemore
Chief Financial Officer