Form 10-K
period 2020-12-31
SKECHERS USA INC
filed 2021-02-26
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2020, the aggregate market value of the voting and non-voting Class A and Class B Common Stock held by non-affiliates of the registrant was approximately $4.3 billion based upon the closing price of $31.38 of the Class A Common Stock on the New York Stock Exchange on such date.

The number of shares of Class A Common Stock outstanding as of February 15, 2021: 136,729,982.

The number of shares of Class B Common Stock outstanding as of February 15, 2021: 21,016,133.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement issued in connection with the 2021 Annual Meeting of the Stockholders of the registrant are incorporated by reference into Part III.

Skechers U.S.A., INC. and subsidiaries

table of contents TO ANNUAL REPORT ON form 10-k

for the year ended DECEMBER 31, 2020

i

SPECIAL NOTE ON Forward-looking Statements

This annual report on Form 10-K contains forward-looking statements that are made pursuant to the safe harbor provisions of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements with regards to future revenue, projected operating results, earnings, spending, margins, cash flow, orders, expected timing of shipment of products, inventory levels, future growth or success in specific countries, categories or market sectors, continued or expected distribution to specific retailers, liquidity, capital resources and market risk, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and can be identified by the use of forward-looking language such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words with similar meanings. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our future performance. Factors that might cause or contribute to such differences include:

•	the COVID-19 pandemic and its adverse impact on our business, our operations, and our sales and results of operations around the world;
•	global economic, political and market conditions, including the challenging consumer retail market;
•	our ability to maintain our brand image and to anticipate, forecast, identify, and respond to changes in fashion trends, consumer demand for the products and other market factors;
•	our ability to remain competitive among sellers of footwear for consumers, including in the highly competitive performance footwear market;
•	our ability to sustain, manage and forecast our costs and proper inventory levels;
•	the loss of any significant customers, decreased demand by industry retailers and the cancellation of order commitments;
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

The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely impact our business, financial condition and results of operations. Moreover, we operate in a very competitive and rapidly changing environment, and new risk factors emerge from time to time. We cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these inherent and changing risks and uncertainties, investors should not place undue reliance on forward-looking statements, which reflect our opinions only as of the date of this annual report, as a prediction of actual results. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document, except as otherwise required by reporting requirements of applicable federal and state securities laws.

PART I

ITEM 1.	BUSINESS

Skechers U.S.A., Inc. was incorporated in California in 1992 and reincorporated in Delaware in 1999. Skechers U.S.A., Inc., its consolidated subsidiaries and certain variable interest entities (“VIEs”) of which it is the primary beneficiary, is referred to throughout this annual report as “we,” “us,” “our,” “the Company” and “Skechers” unless otherwise indicated. Reference in this annual report to “sales” refers to Skechers’ net sales reported under generally accepted accounting principles in the United States (“U.S.”). Our internet address is www.skechers.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Form 3’s, 4’s and 5’s filed on behalf of directors, officers and 10% stockholders, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our corporate website, www.investors.skechers.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). You can learn more about us by reviewing such filings at www.investors.skechers.com or at the SEC’s website at www.sec.gov.

GENERAL

We design and market Skechers-branded lifestyle footwear for men, women and children, and performance footwear for men and women under the Skechers Performance brand name. We also design and market men’s and women’s Skechers branded lifestyle apparel, and license the Skechers brand to others for accessories, pet accessories, leather goods, eyewear and scrub manufacturers, among others. Skechers footwear reflects a combination of innovation, style, comfort, quality and value that appeals to a broad range of consumers. Our product offering is sold through department and specialty stores, athletic and independent retailers, boutiques and online retailers. In addition to wholesale distribution, our footwear is available on our direct-to-consumer websites and in our own retail stores. Our objective is to profitably grow our operations worldwide while leveraging our recognizable Skechers brand through our diversified product lines, innovative advertising and diversified distribution channels.

We seek to offer consumers a vast array of footwear that satisfies their active, casual, dress casual and athletic footwear needs. Our core consumers are attracted to our relevant brand image, fashion-forward designs, affordable and comfortable product, as well as athletes and fitness enthusiasts attracted to our performance footwear. Many of our best-selling and core styles are also developed for children with colors and materials that reflect a playful image appropriate for this demographic. Further, we offer children a unique collection of footwear designed just for them, including those with innovative light technology.

We believe that brand recognition is an important element for success in the footwear business. We have aggressively marketed our brands through comprehensive marketing campaigns for men, women and children. During 2020, the Skechers brand was supported by print, television, digital, radio and outdoor campaigns as well as donation events for BOBS from Skechers. To further drive recognition, we have enlisted numerous celebrities, former and current athletes, and influencers to appear in our campaigns. In 2020, our brand ambassadors included Sugar Ray Leonard, Tony Romo, Howie Long, and Brooke Burke, along with athletes Edward Cheserek, Meb Keflezighi, Matt Kuchar and Brooke Henderson.

Since 1992, when we introduced our first line, Skechers USA Sport Utility Footwear, we have expanded our product offering and grown our sales while substantially increasing the breadth and penetration of our account base. Our men’s, women’s and children’s product lines benefit from the Skechers reputation for style, quality, comfort, innovation and affordability. Our Performance lines benefit from our marketing, product development, technology, and feedback from athletes and wear testers. To promote innovation and brand relevance, we manage our product lines through separate dedicated sales and design teams.

SKECHERS LINES

We offer a wide array of Skechers-branded footwear lines for men, women and children, many of which have categories that have developed into well-known names. Most of these categories are marketed and packaged with unique shoe boxes, hangtags and in-store support.

Lifestyle Brands. Our lifestyle offering includes multiple categories such as Skechers USA, Skechers Sport, Skechers Active, Modern Comfort, Skechers Street, Mark Nason, the charity-minded BOBS from Skechers collection, among others. Comfort, style and value are at the cornerstone of our vast lifestyle collections. Types of footwear sold under this division include casual, casual athletic, sport athletic, trail, sandals, boots, and retro fashion. Innovation is also important within our lifestyle offering and select styles across many lines include a patented Arch Fit insole design for podiatrist-certified arch support and Goodyear Performance Outsoles for enhanced traction, stability and durability. Also within our lifestyle collections are collaborations with known brands and properties—including street artists, influential boutiques and manga characters.

Performance Brands. Skechers Performance encompasses several technical footwear lines, each designed with a focus on specific activities to maximize performance and promote comfort. The Skechers Performance division designs footwear to utilize the latest advancements in materials and innovative design, including lightweight ULTRA GO and HYPER BURST midsole compounds for comfort and responsive feedback. Skechers Performance includes the lines of Skechers GOrun, Skechers GOwalk, Skechers GOtrain, Skechers GOtrail, and Skechers GO Golf. Additional features found in select styles across multiple categories include Arch Fit insoles, Goodyear Performance Outsoles, and Max Cushioning designs.

Skechers Kids. Skechers Kids is comprised of a wide range of sneakers, casuals, boots, and sandals for boys and girls of all ages – pairing the latest trends with innovative comfort technology. The Skechers Kids offering includes its namesake collection; Skechers Mega-Craft; S-Lights; SKECH-AIR; Foamies, Twinkle Toes; Z-Strap; Skechers Stretch Fit; and Skechers Street. Skechers Kids also includes shoes that are designed as “takedowns” of their adult counterparts, allowing younger consumers the opportunity to wear the same popular styles as their older siblings and schoolmates. This “takedown” strategy maintains the product’s integrity by offering premium leathers, hardware and outsoles without the costs involved in designing and developing new products. In addition, we adapt current fashions from our men’s and women’s lines by modifying designs and choosing colors and materials that are more suitable for the playful image that we have established in the children’s footwear market.

Skechers Work. Skechers Work offers a complete line of men’s and women’s slip-resistant and safety-toe casuals, boots, hikers and athletic shoes for professionals who use protective footwear across a wide range of work environments. Skechers Work styles include safety features such as steel, composite and lightweight safety toes; puncture resistance; waterproofing and electrostatic-dissipative technology, as well as Skechers’ comfort technologies such as Relaxed Fit construction; Max Cushioning; Skechers Memory Foam insoles and Arch Fit insoles. Designed for men and women working in jobs with certain safety requirements, these durable styles are constructed on high-abrasion, long-wearing soles for prolonged durability.

In addition, Skechers designs and markets a collection of lifestyle apparel for men, women and kids. The collection features the same Skechers characteristics that consumers around the world have come to expect from the brand. The activewear garments are designed to directly coordinate with the brand’s footwear initiatives. The Skechers apparel collection is sold at Skechers retail stores, to our domestic wholesale accounts and select international partners.

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

We believe that our products’ success is related to our ability to recognize trends in the footwear markets and to design products that anticipate and accommodate consumers’ ever-evolving preferences. Lifestyle trend information is compiled and analyzed by our designers in various ways, including reviewing and analyzing pop culture, clothing, and trend-setting media; traveling to domestic and international fashion markets to identify and confirm current trends; consulting with our customers for information on current retail selling trends; participating in major footwear trade shows to stay abreast of popular brands, fashions and styles; and subscribing to various fashion and color information services. In addition, a key component of our design philosophy is to continually reinterpret and develop our successful styles in our brands’ images.

SOURCING

Factories. Our products are produced by independent contract manufacturers located primarily in Asia. We do not own or operate any manufacturing facilities. We believe that the use of independent manufacturers substantially increases our production flexibility and capacity, while reducing capital expenditures and avoiding the costs of managing a large production work force.

When possible, we seek to use manufacturers that have previously produced our footwear, which we believe enhances continuity and quality while controlling production costs. To help avoid disruption of our product supply due to political instability, civil unrest, economic instability, changes in government policies or regulations, natural and manmade disasters, and other risks, we source product from multiple facilities across multiple countries. We believe that the existing production capacity at our third-party manufacturers’ facilities is sufficient to handle expected volume in the foreseeable future.

We finance our production activities in part through the use of interest-bearing open purchase arrangements with certain of our contract manufacturers. These facilities currently bear interest at a rate between 0.0% and 0.4% for 30- to 60-day financing, depending on the factory. We believe that the use of these arrangements affords us additional liquidity and flexibility. We do not have any long-term contracts with any of our manufacturers. However, we have long-standing relationships with many of our contract manufacturers and believe our relationships to be good.

Production Oversight. To safeguard product quality and consistency, we oversee the key aspects of production from initial prototype manufacture, through initial production runs, to final manufacture. Monitoring of all production is performed in the U.S. by our in-house production department and in Asia through staff working from our offices in China and Vietnam. We believe that our Asia presence allows us to negotiate supplier and manufacturer arrangements more effectively, decrease product turnaround time, and ensure timely delivery of finished footwear. In addition, we require our manufacturers to operate in a manner consistent with the Skechers Supplier Code of Conduct posted on our corporate website. We partner with factories that ensure humane conditions for their employees and we engage in routine auditing and monitoring procedures to ensure that those who contribute to our product are treated with the civility and respect they deserve.

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

Sustainability. We believe that sustainability is an important responsibility in managing our business. We have worked to make our packaging more sustainable for the more-than-150 million pairs of Skechers that consumers purchase every year. Since 2016, we’ve reduced our products’ packaging plastics by 85% down to 10% of our foot forms, and have made remaining plastics completely recyclable. Many facilities can now recycle 93% of Skechers-branded shoeboxes, and all of our foot forms and tissue paper packaging is also recyclable and printed with soy-or water-based ink. We are proud to have 99% of our shoes packaged in shoeboxes that meet the FSC® standard for responsible resources, and we are continually looking out for new ways to improve with green materials, regular assessments, and assurance that our items are FSC-certified, recycled or ethically harvested.

Our shipping methods reflect our green-minded approach to sustainability: master cartons are printed with soy-or-water-based ink and are 100% recyclable, and at the distribution centers managing more than 90% of our business, our outbound shipping cartons are made with 96%-100% recyclable materials and are 100% recyclable.

Many of our facilities are designed and operated with sustainability in mind, including America’s largest LEED Gold certified distribution facility in Rancho Belago, California. Our new corporate headquarters in Manhattan Beach, California are also being designed and developed to qualify for LEED certification.

Product Styles. We closely monitor sales activity after initial introduction of a product in our concept stores and on-line to determine whether there is substantial demand for a style, thereby aiding us in our sourcing decisions. Styles that have substantial consumer appeal are highlighted in upcoming collections or offered as part of our periodic style offerings, while less popular styles can be discontinued after a limited production run. We believe that sales in our concept stores can also help forecast sales in national retail stores, and we share this sales information with our wholesale customers. Sales, merchandising, production and allocations management analyze historical and current sales along with market data from our wholesale account base and our own retail stores to develop an internal product quantity forecast that allows us to manage our future production and inventory levels. For those styles with high sell-through percentages, we maintain an in-stock position to minimize the time necessary to fill customer orders by placing orders with our manufacturers prior to the time we receive customers’ orders for such footwear.

ADVERTISING AND MARKETING

With a marketing philosophy of “Unseen, Untold, Unsold,” we take a targeted approach to marketing to drive traffic, build brand recognition and properly position our diverse lines within the marketplace. Senior management is directly involved in shaping our image and the conception, development and implementation of our advertising and marketing activities. Our marketing plan has an omni-channel approach, and we utilize print, outdoor, television, radio, and digital, along with public relations, influencers and social media, promotions, and in-store events. In addition, we utilize celebrity endorsers in some of our advertisements. We also believe our websites are effective marketing tools to consumers. We have historically budgeted advertising as a percentage of projected sales.

PRODUCT DISTRIBUTION CHANNELS

We have three reportable segments: Domestic Wholesale, International Wholesale, and Direct-to-Consumer. In the U.S., our products are available through a network of wholesale customers comprised of department, athletic and specialty stores and online retailers. Internationally, our products are available through wholesale customers in more than 170 countries and territories via our global network of distributors as well as through our subsidiaries in Asia, Europe, Canada, Central America and South America. Skechers owns and operates retail stores both domestically and internationally through three integrated retail formats—concept, factory outlet and warehouse outlet stores. Each of these channels serves an integral function in the global distribution of our products.

In addition, 18 distributors and 51 licensees have opened and operate 799 distributor-owned or -licensed Skechers retail stores and 1,771 licensee-owned Skechers retail stores, respectively, as of December 31, 2020.

Domestic Wholesale. We distribute our footwear through the following domestic wholesale distribution channels: big-box footwear stores, department stores, wholesale clubs, specialty stores, athletic specialty shoe stores, independent retailers, and internet retailers. Skechers footwear is available in a variety of wholesale customers, many of whom may operate stores within the same retail location due to our distinct product lines, variety of styles and the price criteria of their specific customers. Management has a clearly defined growth strategy for each of our channels of distribution. An integral component of our strategy is to offer our accounts the highest level of customer service so that our products will be fully represented in existing and new customer retail locations.

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

International Wholesale. Our products are sold in more than 170 countries and territories throughout the world. We generate revenues from outside the U.S. from three principal sources: (i) sales to department stores and specialty retail stores through our joint ventures in Mexico, Asia and the Middle East, as well as through our subsidiaries in the Americas, Europe, and Asia; (ii) sales to international distributors who deliver our footwear to department stores, specialty retail stores and third-party-owned Skechers stores in select countries and territories across Asia, South America, Africa, the Middle East and Australia; and (iii) to a lesser extent, royalties from licensees who manufacture and distribute our non-footwear products abroad.

We believe that international distribution of our products represents a significant opportunity to increase sales and profits. We intend to further increase our share of the international footwear market by heightening our marketing in those countries in which we currently have a presence through our international advertising campaigns, which are designed to establish Skechers as a global lifestyle and performance brand.

The following subsidiaries and joint ventures merchandise, market and distribute product to generate sales in their named countries, and we consolidate their results in our financial statements:

•	International Subsidiaries

Canada – We currently operate through Skechers USA Canada, Inc. with its offices and showrooms outside Toronto in Mississauga, Ontario. Product sold in Canada is primarily sourced from our U.S. distribution center in California. We have company-owned retail stores in key locations across Canada.

Europe – We currently operate in Europe through the following subsidiaries: Skechers USA Ltd., with its offices and showrooms in London, England; Skechers S.a.r.l., with its offices in Lausanne, Switzerland; Skechers USA France S.A.S., with its offices and showrooms in Paris, France; Skechers USA Deutschland GmbH, with its offices and showrooms in Dietzenbach, Germany; Skechers USA Iberia, S.L., with its offices and showrooms in Madrid, Spain; Skechers USA Benelux B.V., with its offices and showrooms in Waalwijk, the Netherlands; Skechers USA Italia S.r.l., with its offices and showrooms in Milan, Italy; and Skechers CEE, Kft. with its offices and showrooms in Budapest, Hungary as well as regional showrooms in Albania, Bosnia-Herzegovina, Bulgaria, Croatia, the Czech Republic, Kosovo, Macedonia, Moldova, Montenegro, Romania, Serbia, Slovakia and Slovenia. To accommodate our European subsidiaries’ operations, we operate a 1.8 million square-foot distribution center in Liege, Belgium.

India – We currently operate through Skechers South Asia Private Limited and Skechers Retail India Private Limited.

Japan – We currently operate through our subsidiary, Skechers Japan GK, with its offices and showrooms located in Tokyo, Japan. Product sold in Japan is primarily shipped directly from our contract manufacturers’ factories in China.

South America and Central America – We currently operate in South America and Central America through the following subsidiaries: Skechers Do Brasil Calcados LTDA, with its offices and showrooms located in Sao Paulo, Brazil; Comercializadora Skechers Chile Limitada, with its offices and showrooms located in Santiago, Chile; and Skechers Latin America LLC, with its offices and showrooms in Panama City, Panama as well as regional showrooms in Panama, Peru, Colombia and Costa Rica. Our Latin America subsidiary also distributes products in the Caribbean, Ecuador, Guatemala, El Salvador, Honduras and Nicaragua. Product sold in South America and Central America is primarily shipped directly from our contract manufacturers’ factories in China and Vietnam.

•	International Joint Ventures

China and Hong Kong – We have a 50% interest in a joint venture in China and a minority interest in a joint venture in Hong Kong. Under the joint venture agreements, the joint venture partners contribute capital in proportion to their respective ownership interests.

Israel – We have a 51% interest in Skechers Ltd. (Israel). Under the joint venture agreement, the joint venture partners contribute capital in proportion to their respective ownership interests.

Mexico – We have a 60% interest in Manhattan SKMX, S. de R.L. de C.V. (“Skechers Mexico”). Under the joint venture agreement, the joint venture partners contribute capital in proportion to their respective ownership interests.

South Korea – We have a 65% interest in Skechers Korea Co., Ltd. Under the joint venture agreement, the joint venture partners contribute capital in proportion to their respective ownership interests.

Malaysia, Singapore and Thailand – We have a 50% interest in a joint venture in Malaysia and Singapore, and a 51% interest in a joint venture in Thailand. Under the joint venture agreements, the joint venture partners contribute capital in proportion to their respective ownership interests.

•	Distributors and Licensees

Where we do not sell directly through our international subsidiaries and joint ventures, our footwear is distributed through a network of more than 23 distributors who sell our products to department, athletic and specialty stores. As of December 31, 2020, we also had agreements with 18 of these distributors and 51 licensees regarding 799 distributor-owned or licensed Skechers retail stores and 1,771 licensee-owned Skechers retail stores. Our distributors, licensees and franchisees own and operate the following retail stores in more than 170 countries around the world:

	Number of Store Locations at December 31, 2019	Opened during 2020	Closed during 2020	Number of Store Locations at December 31, 2020
Distributor, licensee and franchise stores
Africa	60	8	(1)	67
Asia	1,694	350	(247)	1,797
Australasia	109	12	—	121
Central America	16	3	—	19
Europe	303	53	(4)	352
Middle East	164	2	(1)	165
North America	12	—	—	12
South America	35	2	—	37
Total distributor, licensee and franchise stores	2,393	430	(253)	2,570

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

Direct-to-Consumer. We pursue our direct-to-consumer strategy through our integrated retail formats: e-commerce, concept stores, factory outlet and warehouse outlet stores. Our formats enable us to promote the full Skechers product offering in an attractive environment that appeals to a broad group of consumers.

•

E-commerce – Our company-owned e-commerce business enable consumers to shop, browse, find store locations, socially interact, post a shoe review, and immerse themselves in our brands. Additionally, the e-commerce business provides an efficient and effective retail distribution channel, which has improved our customer service and brand experience.

•

Concept Stores – Our concept stores are located at high street locations, major tourist areas or in key shopping malls in metropolitan cities. Our concept stores have a threefold purpose in our operating strategy. First, concept stores serve as a showcase for a wide range of our product offering for the current season, as we estimate that our average wholesale customer carries no more than 5% of the complete Skechers line in any one location. Our concept stores showcase our products in an attractive, easy-to-shop open-floor setting, providing the consumer with the complete Skechers story. Second, retail locations are generally chosen to generate maximum marketing value for the Skechers brand name through signage, store front presentation and interior design. Domestic locations include concept stores at Times Square, and 34th Street, in New York; Powell Street in San Francisco: Santa Monica’s Third Street Promenade; Ala Moana Center in

Hawaii; South Beach Miami’s Lincoln Road and Las Vegas’ Grand Canal Shoppes at the Venetian. International locations include Oxford Street and Covent Garden in London; Rue de Rivoli in Paris; Via del Corso in Rome; Kaufingerstraße in Munich; Toronto’s Eaton Centre; and the Shinsaibashi shopping district of Osaka, Harajuku and Shibuya in Tokyo. The stores are typically designed to create a distinctive Skechers look and feel, and enhance customer association of the Skechers brand name with current youthful lifestyle trends and styles. Third, the concept stores serve as marketing and product testing venues. We believe that product sell-through information and rapid customer feedback derived from our concept stores enables our design, sales, merchandising and production staff to respond to market changes and new product introductions. Such responses serve to augment sales and limit our inventory markdowns and customer returns.

The typical Skechers concept store is approximately 3,000 square feet, although in certain markets we have concept stores ranging from 600 square feet to 14,300 square feet. When deciding where to open concept stores, we identify top geographic markets in larger metropolitan cities around the world.

•

Factory Outlet Stores – Our factory outlet stores are generally located in manufacturers’ direct outlet centers in the U.S. and in select international markets. Our factory outlet stores provide opportunities for us to sell discontinued and excess merchandise, thereby reducing the need to sell such merchandise to discounters at excessively low prices and potentially compromise the Skechers brand image. Skechers’ factory outlet stores range in size from approximately 850 to 24,100 square feet. Unlike our warehouse outlet stores, inventory in these stores is supplemented by certain first-line styles sold at full retail price points.

•

Warehouse Outlet Stores – Our free-standing and attached warehouse outlet stores, which are primarily located throughout the U.S. and Canada, enable us to liquidate excess merchandise, discontinued lines and odd-size inventory that would otherwise typically be sold to discounters at excessively low prices, which could compromise the Skechers brand image. Skechers’ warehouse outlet stores are typically larger than our factory outlet stores ranging in size from approximately 4,000 to 30,600 square feet. We seek to open our warehouse outlet stores in areas that are in close proximity to our concept stores to facilitate the timely transfer of inventory that we want to liquidate as soon as practicable.

Store count, openings and closings for our domestic, international and consolidated joint venture stores are as follows:

	Number of Store Locations at December 31, 2019	Opened during 2020	Closed during 2020	Number of Store Locations at December 31, 2020
Domestic stores
Concept	109	3	(7)	105
Factory Outlet	171	2	(1)	172
Warehouse Outlet	217	31	(2)	246
Domestic stores total	497	36	(10)	523
International stores
Concept	200	21	(1)	220
Factory Outlet	93	9	(2)	100
Warehouse Outlet	10	1	—	11
International stores total	303	31	(3)	331
Joint venture stores
China	157	111	(23)	245
Hong Kong	47	2	(3)	46
Israel	15	2	—	17
Mexico	81	4	(1)	84
South Korea	17	—	(2)	15
South East Asia	37	23	—	60
Joint venture stores total	354	142	(29)	467
Total domestic, international and joint venture stores	1,154	209	(42)	1,321

LICENSING

We believe that selective licensing of the Skechers brand name and our product line names to manufacturers may broaden and enhance the individual brands without requiring significant capital investments or additional incremental operating expenses. Our multiple product lines plus additional subcategories present many potential licensing opportunities on terms with licensees that we believe will provide more effective manufacturing, distribution or marketing of non-footwear products. We believe that the reputation of Skechers and its history in launching brands has also enabled us to partner with reputable non-footwear brands to design and market their footwear.

As of December 31, 2020, we had 23 active domestic and international licensing agreements in which we are the licensor. These include Skechers-branded kids’ apparel; bags, backpacks and lunch boxes; belts, wallets and travel accessories, and watches for adults and kids; headwear, socks and shoe care; prescription and sunglass eyewear; outerwear, swimwear, underwear, sleepwear and medical scrubs; fitness and yoga accessories; headwear; and cold weather products. Additional category-specific collections include Skechers Sport apparel, bags, backpacks and headwear; Twinkle Toes backpacks and lunchboxes; Skechers Work socks and Skechers Go Golf apparel for men and women. We also have BOBS from Skechers pet accessories in Petco. We have international licensing agreements for the design and distribution of prescription and sunglass eyewear globally; men’s, women’s and kids’ apparel in the United Kingdom; kids’ apparel in Europe; socks and watches throughout Europe; bags and backpacks in the Philippines, Taiwan, Australia, New Zealand, Europe Russia, Scandinavia and the Middle East; medical scrubs in the Middle East, United Kingdom, Australia, and New Zealand; apparel, socks, headwear, bags, and backpacks in Indonesia; apparel, socks, and bags in Mexico; bags, backpacks, luggage, wallets, watches, medical scrubs and accessories in Latin America; apparel, bags, and backpacks, headwear, socks, and shoe care Turkey; socks in Japan and watches in the Philippines.

DISTRIBUTION FACILITIES AND OPERATIONS

We believe that strong distribution support is a critical factor in our operations. Once manufactured, our products are packaged in shoe boxes bearing bar codes that are shipped either: (i) to our approximate 2.8 million square-foot North American distribution center located in California, (ii) to our approximate 1.8 million square-foot European Distribution Center located in Belgium, (iii) to our company-operated distribution centers or third-party distribution centers in Central America, South America and Asia, or (vi) directly from third-party manufacturers to our other international customers and other international third-party distribution centers. Upon receipt at either of the distribution centers, merchandise is inspected and recorded in our management information system and packaged according to customers’ orders for delivery. Merchandise is shipped to customers by whatever means each customer requests, which is usually by common carrier. The distribution centers have multi-access docks, enabling us to receive and ship simultaneously, and to pack separate trailers for shipments to different customers at the same time. We have an electronic data interchange system which is linked to some of our larger customers. This system allows these customers to automatically place orders with us, thereby eliminating the time involved in transmitting and inputting orders, and it includes direct billing and shipping information.

INTELLECTUAL PROPERTY RIGHTS

We own and utilize a variety of trademarks, including the Skechers trademark. We have a significant number of both registrations and pending applications for our U.S. trademarks. In addition, we have trademark registrations and trademark applications in approximately 155 foreign countries. We also have design patents and pending design and utility patent applications in both the U.S. and approximately 39 foreign countries. We continuously look to increase the number of our patents and trademarks both domestically and internationally, where necessary to protect valuable intellectual property. We regard our trademarks and other intellectual property as valuable assets, and believe that they have significant value in marketing our products. We vigorously protect our trademarks against infringement, including through the use of cease and desist letters, administrative proceedings and lawsuits.

COMPETITION

The global footwear industry is a competitive business. Although we believe that we do not compete directly with any single company with respect to its entire range of products, our products compete with other branded products within their product category as well as with private label products sold by retailers, including some of our customers. Our footwear competes with footwear offered by companies such as Columbia Sportswear Company, Nike, Inc., Crocs, Inc., Deckers Outdoor Corporation, Kenneth Cole Productions Inc., Steven Madden, Ltd., V.F. Corporation, Adidas AG, Reebok International, Puma SE, ASICS America Corporation, New Balance Athletic Shoe, Inc., Under Armor Inc. and Wolverine World Wide, Inc. These and other competitors pose challenges to our market share in domestic and international markets. We also compete with numerous manufacturers, importers and distributors of footwear for the limited shelf space available for displaying such products to the consumer. Moreover, the general availability of contract manufacturing capacity allows ease of access by new market entrants. Some of our competitors are larger, have been in existence for a longer period of time, have strong brand recognition, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than we do.

EMPLOYEES

As of December 31, 2020, we employed approximately 11,700 persons, of whom approximately 5,900 were employed on a full-time basis and approximately 5,800 were employed on a part-time basis, primarily in our retail stores. As a family-focused brand, Skechers was founded on the philosophy of putting people first – offering comfort and care to its employees and customers, and supporting both with dignity and respect. Human rights is a core value at the heart of how we conduct our business, at every level of our company – from our factories to our suppliers.

Item 1A.	RISK FACTORS

In addition to the other information in this annual report, the following factors should be considered in evaluating us and our business.

Risks Related to COVID-19

The COVID-19 Pandemic Has Had, And May Continue To Have, A Material Adverse Effect On Our Business And Results Of Operations.

Impact on Global Economy and on Our Business and Financial Performance

The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. The COVID-19 pandemic has had, and may continue to have, a material adverse impact on our business and financial performance. The extent of this impact on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, is highly uncertain and cannot be predicted, as information is rapidly evolving with respect to the duration and severity of the pandemic. It will depend on future developments, including the duration and severity of the pandemic, related restrictions on travel, temporary store closure requirements and the related impact on consumer confidence and spending, and the extent of any recession resulting from the pandemic. At this time, we cannot reasonably estimate the duration and severity of the COVID-19 pandemic, or its overall impact on our business and financial performance.

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

Risks Related to Customers, Competition and Retail Operations

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

We Depend Upon A Relatively Small Group Of Customers For A Large Portion Of Our Sales.

During the year ended December 31, 2020, our net sales to our five largest customers accounted for approximately 8.8% of total net sales, respectively. No one customer accounted for more than 10.0% of outstanding accounts receivable balance at December 31, 2020. Although we have long-term relationships with many of our customers, our customers do not have a contractual obligation to purchase our products and we cannot be certain that we will be able to retain our existing major customers. Store closures or re-closures, decreased foot traffic and economic recession resulting from the COVID-19 pandemic has, and will likely continue to, adversely affect our performance and could continue to adversely affect the financial condition of many of our customers. If any major existing customer ceases or decreases its purchases from us, cancels its orders, delays or defaults on its payment obligations to us, reduces the floor space, assortments, fixtures or advertising for our products or changes its manner of doing business with us for any reason, such as due to store closures, decreased foot traffic or recession resulting from the COVID-19 pandemic, such actions may adversely affect our business and financial condition. Furthermore, the retail industry regularly experiences consolidation, contractions and closings, which may result in our loss of customers or our inability to collect accounts receivable of major customers, and we have recently experienced delays in payments from some of our customers and others have gone bankrupt. If we lose a major customer, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer due to any of the foregoing reasons, our business and financial condition could be harmed.

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

In addition, some or a substantial number of new stores could be opened in regions of the U.S. in which we currently have few or no stores. Any expansion into new markets may present competitive, merchandising and distribution challenges that are different from those currently encountered in our existing markets. Any of these challenges could adversely affect our business and results of operations. In addition, to the extent that any new store openings are in existing markets, we may experience reduced sales volumes in existing stores in those markets. If sales decline at our retail stores, whether through competition from online sites or other companies, we may decide to close stores, which could result in additional costs, expenses, asset impairments or asset write-downs.

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

Many Of Our Retail Stores Depend Heavily On The Customer Traffic Generated By Shopping And Factory Outlet Malls Or By Tourism.

Many of our concept stores are located in shopping malls, and some of our factory outlet stores are located in manufacturers’ outlet malls where we depend on obtaining prominent locations and the overall success of the malls to generate customer traffic. We cannot control the success of individual malls, and an increase in store closures by other retailers may lead to mall vacancies and reduced foot traffic. Some of our concept stores occupy street locations that are heavily dependent on customer traffic generated by tourism. Any substantial decrease in tourism resulting from an economic slowdown, political, social or military events or otherwise, has and is likely to continue to adversely affect sales in our existing stores, particularly those with street locations. The effects of these factors could continue to reduce sales of particular existing stores or hinder our ability to open retail stores in new markets, which could negatively affect our operating results.

Risks Related to Inventory, Manufacturing and Distribution

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

Substantially all of our sales during the year ended December 31, 2020, were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and Vietnam. We also sell our footwear in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including the following: political and social unrest, including terrorism; changing economic conditions, including higher labor costs; increased costs of raw materials; currency exchange rate fluctuations; labor shortages and work stoppages, including those due to the outbreak of a disease leading to an epidemic or pandemic spread; electrical shortages; transportation delays; loss or damage to products in transit; expropriation; nationalization; the adjustment, elimination or imposition of domestic and international duties, tariffs, quotas, import and export controls and other non-tariff barriers; exposure to different legal standards (particularly with respect to intellectual property); compliance with foreign laws; changes in domestic and foreign governmental policies; and there may be circumstances in the future where we may have to incur premium freight charges to expedite the delivery of product to our customers. If we incur a significant amount of premium charges to airfreight product for our customers, our gross profit will be negatively affected if we are unable to collect those charges. Apart from the aforementioned impacts of the COVID-19 pandemic, we have not, to date, been materially affected by any such risks, but we cannot predict the likelihood of such developments occurring or the resulting long-term adverse impact on our business, results of operations, financial condition and cash flows.

In particular, because most of our products are manufactured in China and Vietnam, the possibility of adverse changes in trade or political relations with China or Vietnam, political instability in China or Vietnam, increases in labor costs, the occurrence of prolonged adverse weather conditions or a natural disaster such as an earthquake or typhoon in China or Vietnam, or the outbreak of a pandemic disease in China or Vietnam could severely interfere with the manufacturing and/or shipment of our products and would have a material adverse effect on our operations. Our business operations may be adversely affected by the current and future political environment in the Communist Party of China (“PRC”). The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate under the PRC may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under its current leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Potential Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During the year ended December 31, 2020, the top five manufacturers of our products produced approximately 42.1% of our total purchases. One manufacturer accounted for 21.0% of total purchases for the year ended December 31, 2020.

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

Our Ability To Deliver Our Products To The Market Could Be Disrupted If We Encounter Problems Affecting Our Logistics And Distribution Systems.

We rely on owned or independently operated distribution facilities to transport, warehouse and ship products to our customers. Our logistics and distribution systems include computer-controlled and automated equipment, which may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Substantially all of our products are distributed from a few key locations. Therefore, our operations could be interrupted by travel restrictions, earthquakes, floods, fires or other natural disasters near our distribution centers. Our business interruption insurance may not adequately protect us from the adverse effects that could be caused by significant disruptions affecting our distribution facilities, such as the long-term loss of customers or an erosion of brand image. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including the transportation of product to and from our distribution facilities. If we encounter problems affecting our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve operating efficiencies could be materially adversely affected.

Risks Related to Economic and External Factors

The Uncertainty Of Global Market Conditions May Continue To Have A Negative Impact On Our Business, Results Of Operations Or Financial Condition.

While global economic conditions have recently improved slightly, their uncertain state, including the challenging consumer retail market in the U.S., may negatively impact our business, which depends on the general economic environment and levels of consumers’ discretionary spending that affect not only the ultimate consumer, but also retailers, who are our primary direct customers. If the current economic situation does not improve or if it weakens, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of sales. Additionally, if there is an unexpected decline in sales, our results of operations will depend on our ability to implement a corresponding and timely reduction in our costs and manage other aspects of our operations. These challenges include (i) managing our infrastructure, (ii) hiring and maintaining, as required, the appropriate number of qualified employees, (iii) managing inventory levels and (iv) controlling other expenses. If the uncertain global market conditions continue for a significant period of time or worsen, our results of operations, financial condition, and cash flows could be materially adversely affected.

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

Natural Disasters Or A Decline In Economic Conditions In California Could Increase Our Operating Expenses Or Adversely Affect Our Sales Revenue.

As of December 31, 2020, a substantial portion of our operations are located in California, including 110 of our retail stores, our headquarters in Manhattan Beach, and our U.S. distribution center in Rancho Belago. Because a significant portion of our sales is derived from sales in California, a decline in the economic conditions in California, whether or not such decline spreads beyond California, could materially adversely affect our business. Furthermore, a natural disaster or other catastrophic event, such as an earthquake or wildfire affecting California, could significantly disrupt our business including the operation of our only domestic distribution center. We may be more susceptible to these issues than our competitors whose operations are not as concentrated in California.

Risks Related to Currency and Debt

Foreign Currency Exchange Rate Fluctuations Could Have A Material Adverse Effect On Our Business And Results Of Operations.

Foreign currency fluctuations affect our revenue and profitability. Changes in currency exchange rates may impact our financial results positively or negatively in one period and not another, which may make it difficult to compare our operating results from different periods. Currency exchange rate fluctuations may also adversely impact third parties that manufacture our products by making their costs of raw materials or other production costs more expensive and more difficult to finance, thereby raising prices for us, our distributors and/or our licensees. We do not currently engage in hedging activities with respect to these currency exchange rate risks. For a more detailed discussion of the risks related to foreign currency fluctuation, see Item 7A: “Quantitative and Qualitative Disclosures About Market Risk.”

In addition, our foreign subsidiaries purchase products in U.S. dollars in which the cost of those products will vary depending on the foreign currency exchange rates and will impact the price charged to customers. Our foreign distributors also purchase products in U.S. dollars and sell in local currencies, which impacts the price to foreign consumers. As the U.S. dollar strengthens relative to foreign currencies, our revenues and profits are reduced when translated into U.S. dollars and our margins may be negatively impacted by the increase in product costs due to foreign currency exchange rates. Although we typically work to mitigate the impact of exchange rate fluctuations through price increases and further actions to reduce costs, we may not be able to fully offset the impact, if at all. Our success depends, in part, on our ability to manage or mitigate these foreign currency impacts, as changes in the value of the U.S. dollar relative to other currencies could have a material adverse effect on our business, results of operations, financial position and cash flows.

We Have Debt And Interest Payment Requirements At Levels That May Restrict Our Future Operations.

As of December 31, 2020, we had $735.0 million of debt and $250.0 million of additional borrowings available under our unsecured revolving credit facility. In March 2020, as a precautionary measure to maximize liquidity and to increase available cash on hand, we drew down on our unsecured revolving credit facility. Our debt requires us to dedicate cash flow from operations to the payment of interest and principal due under our debt. This dedicated use of cash could impact our ability to successfully compete by, for example:

• increasing our vulnerability to general adverse economic and industry conditions;

• limiting our flexibility in planning for or reacting to changes in our business and the general retail environment; and

• limiting our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.

Risks Related to Legal and Regulatory Matters

Changes In Tax Laws Or The Potential Imposition Of Additional Duties, Quotas, Tariffs And Other Trade Restrictions Could Have An Adverse Impact On Our Sales And Profitability.

All of our products manufactured overseas and imported into the U.S., the European Union and other countries are subject to customs duties collected by customs authorities. Customs information submitted by us is routinely subject to review by customs authorities. We are unable to predict whether there may be unfavorable changes in tax laws in the U.S. or overseas, additional customs duties, quotas, tariffs, anti-dumping duties, safeguard measures, cargo restrictions to prevent terrorism or other trade restrictions imposed on the importation of our products in the future. Such actions could adversely affect our ability to produce and market footwear at competitive prices and might have an adverse impact on the sales and profitability of Skechers.

Changes to Trade Policy, including New Tariffs Imposed By The U.S. Government, Could Have A Material Adverse Effect On Our Results Of Operations.

Changes in social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries from which we import our products, or conduct our business, as well as any negative sentiment toward the U.S. as a result of such changes, could adversely affect our business. The U.S. government has placed or proposed additional tariffs on certain goods imported from China and may enact new tariffs on additional goods imported from China, including footwear and other products that we import. China had imposed tariffs on a wide range of American products in retaliation and responded to the new proposed tariff by, among other things, adjusting the value of its currency. China and the U.S. have made progress and are in discussions to finalize a trade agreement, however there is no guarantee that any agreement between the countries will be reached. China could impose additional tariffs or take other actions if the countries are unable to come to an agreement. The majority of our products that we sell in the U.S. are manufactured in China. The U.S. government has also negotiated a replacement trade deal for NAFTA with Mexico and Canada, the U.S.-Mexico-Canada Agreement (the “USMCA”), which still needs to be ratified. There is also a concern that the imposition of additional tariffs by the U.S. could result in the adoption of additional tariffs by other countries as well. If the U.S. government does not reach a trade agreement with China or replaces NAFTA with USMCA, or if additional tariffs or trade restrictions are implemented by the U.S. or other countries in connection with a global trade war, the resulting escalation of trade tensions could have a significant, adverse effect on world trade and the world economy. While it is too early to predict whether or how the recent policy changes will impact our business, the imposition of tariffs on footwear, apparel or other items imported by us from China could require us to increase prices to our customers or, if unable to do so, result in lowering our gross margin on products sold. Tariffs on footwear imported from China could have a material adverse effect on our business and results of operations.

Our Business Could Be Harmed If Our Contract Manufacturers, Suppliers Or Licensees Violate Labor, Trade Or Other Laws.

We require our independent contract manufacturers, suppliers and licensees to operate in compliance with applicable laws and regulations. Manufacturers are required to certify that neither convicted, forced or indentured labor (as defined under U.S. law) nor child labor (as defined by law in the manufacturer’s country) is used in the production process, that compensation is paid in accordance with local law and that their factories are in compliance with local safety regulations. Although we promote ethical business practices and our sourcing personnel periodically visit and monitor the operations of our independent contract manufacturers, suppliers and licensees, we do not control them or their labor practices. If one of our independent contract manufacturers, suppliers or licensees violates labor or other laws or diverges from those labor practices generally accepted as ethical in the U.S., it could result in adverse publicity for us, damage our reputation in the U.S., or render our conduct of business in a particular foreign country undesirable or impractical, any of which could harm our business.

In addition, if we, or our foreign manufacturers, violate U.S. or foreign trade laws or regulations, we may be subject to extra duties, significant monetary penalties, the seizure and the forfeiture of the products we are attempting to import, or the loss of our import privileges. Possible violations of U.S. or foreign laws or regulations could include inadequate record-keeping of our imported products, misstatements or errors as to the origin, quota category, classification, marketing or valuation of our imported products, fraudulent visas, or labor violations. The effects of these factors could render our conduct of business in a particular country undesirable or impractical, and have a negative impact on our operating results.

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

Risks Related to Management and Employees

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

We Have A Significant Work Force And Are Subject To Risks Related To Human Capital Management.

As of December 31, 2020, we employee over 11,500 employees worldwide. A significant portion of our operating expenses relate to compensation and benefits, and we spend significant time and effort managing these employees. We cannot ensure that we will be able to maintain a happy and productive workforce. Some of our employees may take actions that harm our business or we may face other issues with our employees, such as retention. Although we spend a significant amount of time and expense on human capital management, we cannot ensure that these efforts will be successful.

Risks Related to Intellectual Property and Information Technology

Our Ability To Compete Could Be Jeopardized If We Are Unable To Protect Our Intellectual Property Rights Or If We Are Sued For Intellectual Property Infringement.

We believe that our trademarks, design patents and other proprietary rights are important to our success and our competitive position. We use trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us and in distinguishing our goods from the goods of others. We consider our Skechers®, Skechers Performance™, Skechers GOrun®, Skechers GOwalk®, Skechers GOgolf®, Skechers GOtrain®, Skechers on-the-GO®, ®, ®, ®, , Skechers Cali®, Skecher Street®, Skechers USA®, Skechers Active™, Skechers Sport Active™, Skechers Work™, Skechers Max Cushioning™, Mark Nason®, D’Lites®, DLT-A®, BOBS®, Energy Lights®, Glide Step™, Skech-Air®, Twinkle Toes®, Z-Strap®, Mega-Flex®, Luminators®, Heart Lights™, Relaxed Fit®, Arch Fit™, Ultra GO®, Hyper Burst®, Skechers Memory Foam™, and Air-cooled Memory Foam® trademarks to be among our most valuable assets, and we have registered these trademarks in many countries. In addition, we own many other trademarks that we utilize in marketing our products. We also have a number of design patents and a limited number of utility patents covering components and features used in various shoes. We believe that our patents and trademarks are generally sufficient to permit us to carry on our business as presently conducted. While we vigorously protect our trademarks against infringement, we cannot guarantee that we will be able to secure patents or trademark protection for our intellectual property in the future or that protection will be adequate for future products. Further, we have been sued in the past for patent and trademark infringement and cannot be sure that our activities do not and will not infringe on the intellectual property rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability as well as the diversion of management’s attention from our business, each of which could negatively impact our business or financial condition.

In addition, the laws of foreign countries where we source and distribute our products may not protect intellectual property rights to the same extent as do the laws of the U.S. We cannot be assured that the actions we have taken to establish and protect our trademarks and other intellectual property rights outside the U.S. will be adequate to prevent imitation of our products by others or, if necessary, successfully challenge another party’s counterfeit products or products that otherwise infringe on our intellectual property rights on the basis of trademark or patent infringement. Continued sales of counterfeit products could adversely affect our sales and our brand and result in the shift of consumer preference away from our products. We may face significant expenses and liability in connection with the protection of our intellectual property rights outside the U.S., and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business or financial condition could be adversely affected.

Breaches Or Compromises Of Our Information Security Systems, Information Technology Systems And Our Infrastructure To Support Our Business Could Result In Exposure Of Private Information, Disruption Of Our Business And Damage To Our Reputation, Which Could Harm Our Business, Results Of Operation And Financial Condition.

As a routine part of our business, we utilize information security and information technology systems and websites that allow for the secure storage and transmission of proprietary or private information regarding our customers, employees, vendors and others. A security breach of our network, hosted service providers, or vendor systems, may expose us to a risk of loss or misuse of this information, litigation and potential liability. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, and the retail industry, in particular, has been the target of many recent cyber-attacks. Although we take measures to safeguard this sensitive information, we may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants.

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

Risks Related to Our Stock and Stock Price

Our Quarterly Revenues And Operating Results Fluctuate As A Result Of A Variety Of Factors, Including Seasonal Fluctuations In Demand For Footwear, Delivery Date Delays And Potential Fluctuations In Our Estimated Annualized Tax Rate, Which May Result In Volatility Of Our Stock Price.

Our quarterly revenues and operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control. Our major customers have no obligation to purchase forecasted amounts, may and have canceled orders in the past, and may change delivery schedules or change the mix of products ordered with minimal notice and without penalty. As a result, we may not be able to accurately predict our quarterly sales. In addition, sales of footwear products have historically been somewhat seasonal in nature, with the strongest domestic sales generally occurring in our second and third quarters for the back-to-school selling season. Domestic back-to-school sales typically ship in June, July and August, and delays in the timing, cancellation, or rescheduling of these customer orders and shipments by our wholesale customers could negatively impact our sales and results of operations for our second or third quarters. More specifically, the timing of when product ships is determined by the delivery schedules set by our wholesale customers, which could cause sales to shift between our second and third quarters. Because our expense levels are partially based on our expectations of future sales, our expenses may be disproportionately large relative to our revenues, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shifts, which could have a material adverse effect on our operating results.

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

As of December 31, 2020, our Chairman of the Board and Chief Executive Officer, Robert Greenberg, beneficially owned 86.5% of our outstanding Class B Common Stock, members of Mr. Greenberg’s immediate family beneficially owned an additional

7.9% of our outstanding Class B Common Stock, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 29.8% of our outstanding Class B Common Stock. The holders of Class A Common Stock and Class B Common Stock have identical rights except that holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of December 31, 2020, Mr. Greenberg beneficially owned 37.6% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 43.4% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 18.0% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Messrs. Greenberg and Schwartzberg are each able to exert significant influence over all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A Common Stock. Because Messrs. Greenberg’s and Schwartzberg’s interests may differ from the interests of the other stockholders, their ability to substantially control or significantly influence, respectively, actions requiring stockholder approval, may result in the Company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A Common Stock to the extent that investors or any potential future purchaser view the superior voting rights of our Class B Common Stock to have value.

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

Our corporate headquarters are located at several properties in or near Manhattan Beach, California, which consist of an aggregate of approximately 204,000 square feet. We own and lease portions of our corporate headquarters.

Our North American distribution center occupies approximately 2.8 million square feet in southern California. The majority of this distribution center is leased from a joint venture, HF Logistics-SKX (the “JV”), that we formed with HF Logistics I, LLC (“HF”) in January 2010 for the purpose of building and operating the facility. The leases provide for terms expiring in November 2031 with a small portion set to expire in early 2026. The JV is consolidated in our financial statements.

Our European distribution center occupies approximately 1.8 million square feet in Liege, Belgium under operating leases. These leases provide for original terms of 10 to 15 years, commencing between January 2016 and June 2016, subject to automatic extensions for recurring periods of five years unless we or the landlord terminates the lease in writing 12 months prior to the expiration of the original lease term or 12 months prior to the end of the then applicable five-year extension.

All of our domestic retail stores and showrooms are leased with terms expiring through January 2033. The leases provide for rent escalations tied to either increases in the lessor’s operating expenses, fluctuations in the consumer price index in the relevant geographical area, or a percentage of the store’s gross sales in excess of the base annual rent.

We lease most of our international administrative offices, retail stores, showrooms and distribution facilities located in Asia, Central America, Europe, North America and South America. The property leases expire at various dates through October 2033.

ITEM 3.	LEGAL PROCEEDINGS

Converse, Inc. v. Skechers U.S.A., Inc. – On October 14, 2014, Converse filed an action against the Company in the United States District Court for the Eastern District of New York, Brooklyn Division, Case 1:14-cv-05977-DLI-MDG, alleging trademark infringement, false designation of origin, unfair competition, trademark dilution and deceptive practices arising out of our alleged use of certain design elements on footwear. The complaint seeks, among other things, injunctive relief, profits, actual damages, enhanced damages, punitive damages, costs and attorneys’ fees. On October 14, 2014, Converse also filed a complaint naming 27 respondents including the Company with the U.S. International Trade Commission (the “ITC” or “Commission”), Federal Register Doc. 2014‑24890, alleging violations of federal law in the importation into and the sale within the United States of certain footwear. Converse has requested that the Commission issue a general exclusion order, or in the alternative a limited exclusion order, and cease and desist orders. On December 8, 2014, the District Court stayed the proceedings before it. On December 19, 2014, Skechers responded to the ITC complaint, denying the material allegations and asserting affirmative defenses. A trial before an administrative law judge of the ITC was held in August 2015. On November 15, 2015, the ITC judge issued his Initial Determination finding that certain discontinued products (Daddy’$ Money and HyDee HyTops) infringed on Converse’s intellectual property, but that other, still active product lines (Twinkle Toes and Bobs Utopia) did not. On February 3, 2016, the ITC decided that it would review in part certain matters that were decided by the ITC judge. On June 28, 2016, the full ITC issued its Final Determination affirming that Skechers Twinkle Toes and Bobs Utopia shoes do not infringe Converse’s Chuck Taylor Midsole Trademark and affirming that Converse’s common law trademark was invalid. The full ITC also invalidated Converse’s registered trademark. Converse appealed this decision to the United States Court of Appeals for the Federal Circuit. On January 27, 2017, Converse filed its appellate brief but did not contest the portion of the decision that held that Skechers Twinkle Toes and Bobs Utopia shoes do not infringe. On June 26, 2017 we filed our responsive brief, on February 8, 2018 the court heard oral argument, and on June 7, 2018 the court requested supplemental briefing on certain issues. On October 30, 2018, the United States Court of Appeals for the Federal Circuit vacated portions of the ITC’s ruling and remanded the matter back to the ITC for further proceedings. Although Converse did not appeal the Commission’s non-infringement findings for Skechers Twinkle Toes and Bobs Utopia shoes to the Federal Circuit, Converse asked the Commission to reconsider its previous non-infringement findings on remand. On October 9, 2019, the ITC judge issued his Remand Initial Determination (the “RID”) finding that Converse did not have any rights in the subject intellectual property as to Skechers, and that Skechers Twinkle Toes, Bobs Utopia, and Hydee Hytop did not infringe Converse’s intellectual property but the discontinued Daddy’$ Money would infringe, but only if Converse had rights in the subject intellectual property as to Skechers (which the ITC judge found that Converse did not). On October 22, 2019, the parties filed petitions seeking review of the RID. Converse did not, however, seek review of the finding in the RID that Skechers Twinkle Toes and Bobs Utopia do not infringe. On February 7, 2020, the full Commission decided to review the RID and outlined the issues it wanted briefed. The parties subsequently filed briefs on those issues and, on September 9, 2020, the full Commission issued its decision. In that decision, the Commission found that, although Converse had demonstrated enforceable rights in its Chuck Taylor Midsole Trademark, it had not proven that the Skechers Twinkle Toes, Bobs Utopia or Hydee Hytops infringe those rights, or otherwise established a violation of the applicable federal statutes by Skechers. The time for Nike to appeal the Commission’s decision to the United States Court of Appeal for the Federal Circuit has expired and the ITC matter in now concluded. The federal court action that Nike filed in New York, which was stayed pending the outcome of the ITC proceedings, remains pending. While it is too early to predict the outcome of these legal proceedings or whether an adverse result in either or both of them would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend these legal matters vigorously.

Nike, Inc. v. Skechers USA, Inc. – On January 4, 2016, Nike filed an action against the Company in the United States District Court for the District of Oregon, Case No. 3:16-cv-0007, alleging that certain Skechers shoe designs (Men’s Burst, Women’s Burst, Women’s Flex Appeal, Men’s Flex Advantage, Girls’ Skech Appeal, and Boys’ Flex Advantage) infringe the claims of eight design patents. Nike seeks injunctive relief, disgorgement of Skechers’ profits, damages (including treble damages), pre-judgment and post-judgment interest, attorneys’ fees, and costs. In April and May 2016, we filed petitions with the United States Patent and Trademark Office’s Patent Trial and Appeal Board (the “PTAB”) for inter partes review of all eight design patents, seeking to invalidate those patents. In September and November 2016, the PTAB denied each of our petitions. On January 6, 2017, we filed several additional petitions for inter partes review with the PTAB, seeking to invalidate seven of the eight designs patents that Nike is asserting. In July 2017, we were notified that the PTAB granted our petitions and instituted inter partes review proceedings with respect to two of the seven design patents but denied our petitions as to the others. In June 2017, we filed a motion to transfer venue from the District of Oregon to the Central District of California based on a recent United States Supreme Court decision and the motion was granted on November 17, 2017. On June 28, 2018, the PTAB issued final decisions in the two inter partes review proceedings, rejecting the invalidity challenges made by the Company in those proceedings. On June 4, 2018, the court, over Nike’s opposition, granted our request for a claim construction hearing. On March 28, 2019, the court issued an order declining to issue a claim construction at this stage of the proceedings, but it did not foreclose the issue, instead observing that it might be appropriate to address claim construction at a later stage. The parties have now completed discovery and have filed summary judgement motions. Nike has also withdrawn its claim for treble or enhanced damages. The summary judgment motions were heard on February 18, 2020, and on October 27, 2020, the Court issued its ruling. The court granted Skechers’ motion for summary judgment of non-infringement as to three of the eight design patents at issue. The court, however, concluded that whether Skechers had infringed any of the five remaining design patents presented issues for a jury to resolve. The court also denied Nike’s motion for summary judgment of validity as to the five remaining design patents, holding that Skechers’ invalidity challenges had to be resolved by the jury. While it is too early to predict the outcome of the case or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

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

Nike, Inc. v. Skechers USA, Inc. – On October 28, 2019, Nike filed an action against the Company in the United States District Court for the Central District of California, Case No. 2:19-cv-09230, alleging that certain Skechers’ shoe designs (Skech-Air Jumpin’ Dots and Skech-Air Mega) infringe the claims of two utility patents. Nike seeks injunctive relief, disgorgement of Skechers’ profits, damages (including treble damages), pre-judgment and post-judgment interest, attorneys’ fees, and costs. Skechers has answered the complaint and the case is in the early stages. While it is too early to predict the outcome of the case or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

Ealeen Wilk v. Skechers U.S.A., Inc. – On September 10, 2018, Ealeen Wilk filed a putative class action lawsuit against the Company in the United States District Court for the Central District of California, Case No. 5:18-cv-01921, alleging violations of the California Labor Code, including unpaid overtime, unpaid wages due upon termination and unfair business practices. The complaint seeks actual, compensatory, special and general damages; penalties and liquidated damages; restitutionary and injunctive relief; attorneys’ fees and costs; and interest as permitted by law. On July 5, 2019, the court granted, in part, plaintiff’s motion for conditional certification of a Fair Labor Standards Act (FLSA) collective action. On July 22, 2019, the parties submitted to the court an agreed upon notice to be sent to members of the collective. The parties are delaying the mailing of the Belaire-West privacy opt out notice until after mediation. The parties have agreed to an informal stay of discovery and have stipulated to continue all relevant discovery and motion deadlines accordingly. The parties reached a settlement in principle as a result of a January 27, 2020 mediation but the details of the settlement still need to be worked out and the settlement has to be documented. In the event the settlement is not concluded successfully, it is too early to predict the outcome of the litigation or a reasonable range of potential losses and whether an adverse result would have a material adverse impact on our results of operations or financial position, we believe that we have meritorious defenses, vehemently deny the allegations, and intend to defend the case vigorously.

In addition to the matters included in our reserve for loss contingencies, we occasionally become involved in litigation arising from the normal course of business, and we are unable to determine the extent of any liability that may arise from any such unanticipated future litigation. We have no reason to believe that there is a reasonable possibility or a probability that we may incur a material loss, or a material loss in excess of a recorded accrual, with respect to any other such loss contingencies. However, the outcome of litigation is inherently uncertain and assessments and decisions on defense and settlement can change significantly in a short period of time. Therefore, although we consider the likelihood of such an outcome to be remote with respect to those matters for which we have not reserved an amount for loss contingencies, if one or more of these legal matters were resolved against the Company in the same reporting period for amounts in excess of our expectations, our consolidated financial statements of a particular reporting period could be materially adversely affected.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock trades under the symbol “SKX” on the New York Stock Exchange.

HOLDERS

As of February 15, 2021, there were 86 holders of record of our Class A Common Stock (including holders who are nominees for an undetermined number of beneficial owners) and 27 holders of record of our Class B Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class B Common Stock is not publicly traded, but each share is convertible upon request of the holder into one share of Class A Common Stock.

ISSUER PURCHASES OF EQUITY SECURITIES

No shares of our Class A Common Stock were repurchased during the three months ended December 31, 2020. Our $150.0 million share repurchase program expired on February 6, 2021.

EQUITY COMPENSATION PLAN INFORMATION

Our equity compensation plan information is provided as set forth in Part III, Item 12 of this annual report on Form 10-K.

PERFORMANCE GRAPH

The following graph demonstrates the total return to stockholders of our Class A Common Stock from December 31, 2015 to December 31, 2020, relative to the performance of the Russell 2000 Index, which includes our Class A Common Stock, and the peer group index, which is believed to include companies engaged in businesses similar to ours. The peer group index consists of six companies: Nike, Inc., adidas AG, Steven Madden, Ltd., Wolverine World Wide, Inc., Crocs, Inc., and Deckers Outdoor Corporation.

The graph assumes an investment of $100 on December 31, 2015 in each of our Class A Common Stock, the Russell 2000 Index and the customized peer group index. Each of the indices assumes that all dividends were reinvested. The stock performance of our Class A Common Stock shown on the graph is not necessarily indicative of future performance. We will neither make nor endorse any predictions as to our future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURNS

(in dollars)	2015	2016	2017	2018	2019	2020
Skechers U.S.A., Inc.	100.00	81.36	125.26	75.77	142.97	118.97
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36
Peer Group	100.00	99.06	125.55	146.21	209.01	273.39

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth the Company’s selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2020 and should be read in conjunction with our audited consolidated financial statements and notes thereto included under Part II, Item 8 of this annual report.

	For the Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018	2017	2016
Sales (1)	$4,597,414	$5,220,051	$4,642,068	$4,164,160	$3,563,311
Gross profit	2,189,781	2,491,157	2,223,605	1,938,889	1,634,596
Earnings from operations	133,684	518,443	437,765	382,880	370,518
Earnings before income taxes	154,729	516,005	431,884	384,260	359,484
Net earnings attributable to Skechers U.S.A., Inc.	98,564	346,560	301,041	179,190	243,493
Net earnings per share:
Basic	$0.64	$2.26	$1.93	$1.15	$1.58
Diluted	$0.64	$2.25	$1.92	$1.14	$1.57
Weighted-average shares:
Basic	154,184	153,392	155,815	155,651	154,169
Diluted	154,894	154,151	156,450	156,523	155,084
(1)

Results for reporting periods beginning after January 1, 2018 are presented under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic revenue recognition methodology under ASC 605, Revenue Recognition.

	As of December 31,
(in thousands)	2020	2019	2018	2017	2016
Working capital	$2,131,645	$1,581,360	$1,621,918	$1,507,676	$1,206,036
Total assets	5,812,369	4,892,943	3,228,255	2,735,082	2,393,670
Long-term borrowings, excluding current installments	679,415	49,183	88,119	71,103	67,159
Skechers U.S.A., Inc. equity	2,481,435	2,314,665	2,034,958	1,829,064	1,603,633

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons that are not included in this Form 10-K can be found in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and “—Liquidity and Capital Resources” in our annual report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 28, 2020.

OVERVIEW

The COVID-19 pandemic continues to impact various markets and business channels. After we temporarily closed our stores around the world and temporarily furloughed a meaningful portion of our hourly workforce in March 2020, we saw meaningful improvements during the second half of 2020 including a return to growth in many markets. Although the recovery has progressed at a different pace across countries, we remain confident in our actions and strength of the brand. Consumers have gravitated towards comfort in their lives as people are predominately working from home and increasingly focused on their well-being. We believe the actions we have taken and the strength of our brand positions Skechers well as the global recovery continues.

We continue to invest for growth, with a focus on our direct-to-consumer capabilities and global infrastructure.

•

To further enhance our consumer shopping experience, we began implementing a new point of sale system in our domestic retail locations, introduced a new website and mobile application suite, and made enhancements to our omnichannel capabilities, including introducing features like buy online pick up in store and buy online pick up curb-side.

•	We completed the expansion of our European distribution center in July 2020 and opened a new distribution center in Colombia.
•	Our new China distribution center remains on-track and we opened a new United Kingdom based distribution center.
•	Development continued on our North American distribution center expansion.
•	During 2020, we opened 67 company-owned stores, 142 joint venture stores and 430 third-party Skechers stores globally.

RESULTS OF OPERATIONS

We have three reportable segments – Domestic Wholesale, International Wholesale, and Direct-to-Consumer, which includes results from both our retail store and e-commerce channels. We evaluate segment performance based primarily on sales and gross margin.

The following table sets forth, for the periods indicated, selected information from our results of operations:

	Year Ended December 31,
(in thousands)	2020		2019
Sales	$4,597,414		$5,220,051
Cost of sales	2,407,633		2,728,894
Gross profit	2,189,781	47.6%	2,491,157	47.7%
Royalty income	16,017		22,493
	2,205,798		2,513,650
Operating expenses:
Selling	318,097		369,901
General and administrative	1,754,017		1,625,306
	2,072,114		1,995,207
Earnings from operations	133,684		518,443
Interest income	5,912		11,782
Interest expense	(16,327)		(7,509)
Other, net	31,460		(6,711)
Earnings before income tax expense	154,729		516,005
Income tax expense	8,502		88,753
Net earnings	146,227		427,252
Less: Net earnings attributable to noncontrolling interests	47,663		80,692
Net earnings attributable to Skechers U.S.A., Inc.	$98,564		$346,560

Sales

Sales for 2020 were $4.6 billion, a decrease of $0.6 billion, or 11.9%, compared to sales of $5.2 billion for 2019 reflecting the impact of the global pandemic on our businesses worldwide. The decrease is a result of a 12.9% decrease in our domestic business and an 11.2% decrease internationally. Our Domestic Wholesale segment sales decreased 9.7%, International Wholesale segment sales decreased 8.3% and Direct-to-Consumer segment sales decreased 19.7%.

Gross profit

Gross profit for 2020 decreased $0.3 billion to $2.2 billion as compared to $2.5 billion for 2019 due to the decline in sales. Gross margin remained relatively flat with the prior year at 47.6% with increases of 160 basis points in Domestic Wholesale and 101 basis points in Direct-to-Consumer, offset by a decrease of 71 basis points in International Wholesale.

Selling expenses

Selling expenses decreased by $51.8 million, or 14.0%, to $318.1 million for 2020 from $369.9 million for 2019. As a percentage of sales, selling expenses were 6.9% and 7.1% for 2020 and 2019, respectively. The decrease in selling expenses was primarily due to lower worldwide spending on advertising and marketing, and trade shows of $48.4 million.

General and administrative expenses

General and administrative expenses increased by $128.7 million, or 7.9%, primarily driven by increased domestic and international warehouse and distribution expenses of $64.3 million, increased depreciation and amortization expense of $31.7 million from fixed asset additions and the Skechers Mexico acquisition, and increased stock compensation of $24.2 million which included a one-time $18.2 million non-cash, equity compensation charge associated with a legal settlement.

Other income (expense)

Interest income decreased $5.9 million to $5.9 million for 2020 as compared to $11.8 million for 2019. The decrease in interest income was due primarily due to lower average interest rates. Interest expense increased $8.8 million due to additional borrowings under our credit facility. Other income increased $38.2 million primarily due to purchase price adjustments from the acquisition of Skechers Mexico and foreign exchange gains.

Income taxes

Income tax expense and the effective tax rate were as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Income tax expense	$8,502	$88,753
Effective tax rate	5.5%	17.2%

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (losses) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0.0% to 34.0%, which on average are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 25%. The decrease in the effective tax rate in 2020 was primarily due to changes in the ownership structure of our international operations and related benefits provided by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.

See Note 10 – Income Taxes of the Consolidated Financial Statements for additional information.

Noncontrolling interest in net income and loss of consolidated subsidiaries

Net earnings attributable to noncontrolling interest for 2020 decreased $33.0 million to $47.7 million as compared to $80.7 million for 2019 attributable to decreased profitability by our joint ventures due to the impacts of the COVID-19 pandemic. Noncontrolling interest represents the share of net earnings or loss that is attributable to our joint venture partners.

RESULTS OF SEGMENT OPERATIONS

Domestic Wholesale

	Year Ended December 31,
(in thousands)	2020	2019
Sales	$1,126,564	$1,247,550
Gross profit	431,603	457,944
Gross margin	38.3%	36.7%

Domestic Wholesale sales decreased $0.1 billion, or 9.7%, to $1.1 billion for 2020 from $1.2 billion for 2019. Sales volume decrease was driven by a 12.4% reduction in the number of pairs sold, partially offset by a 1.0% increase in average price per pair. Sales volume decreased to 50.0 million pairs sold from 57.0 million. The average price per pair increased to $21.88 from $21.67.

Domestic Wholesale gross profit decreased $26.3 million, or 5.8%, to $431.6 million for 2020 compared to $457.9 million for 2019. Domestic Wholesale gross margin increased 160 basis points to 38.3% primarily driven by lower product costs and the aforementioned increase in average price per pair.

International Wholesale

	Year Ended December 31,
(in thousands)	2020	2019
Sales	$2,257,846	$2,462,632
Gross profit	1,023,183	1,133,573
Gross margin	45.3%	46.0%

International Wholesale sales decreased $0.2 billion, or 8.3%, to $2.3 billion for 2020 compared to sales of $2.5 billion for 2019. Our distributor sales decreased to $239.1 million, a decrease of $176.3 million or 42.4% and direct sales by our foreign subsidiaries and joint ventures, were $2.0 billion, flat to the prior year. The number of units sold decreased 6.7% and the average selling price decreased by 1.8%.

International Wholesale gross profit decreased $0.1 billion, or 9.7%, to $1.0 billion for 2020 as compared to $1.1 billion for 2019. International Wholesale gross margin decreased 71 basis points to 45.3% as a result of higher promotional activity for our joint ventures as well as a non-cash, cost of goods purchase price adjustment related to the acquisition of Skechers Mexico.

Direct-to-Consumer

	Year Ended December 31,
(in thousands)	2020	2019
Sales	$1,213,004	$1,509,869
Gross profit	734,995	899,640
Gross margin	60.6%	59.6%

Direct-to-Consumer sales decreased $0.3 billion, or 19.7%, to $1.2 billion for 2020 as compared to sales of $1.5 billion for 2019. Declines were driven by lower domestic and international retail sales during temporary store closures and reduced operating hours as a result of the COVID-19 pandemic, partially offset by a 211.9% increase in domestic e-commerce sales. Direct-to-Consumer comparable same store sales decreased 24.0% for 2020, including decreases of 20.3% domestically and 32.2% internationally. Volume decreased due to a 21.5% reduction in the number of units sold, partially offset by a 2.3% increase in the average selling price.

Direct-to-Consumer gross profit decreased $164.6 million, or 18.3%, to $735.0 million for 2020 as compared to $899.6 million for 2019. Direct-to-Consumer gross margin increased 101 basis points to 60.6% due to a favorable mix of e-commerce sales which have higher overall margins.

Comparable store sales mentioned above includes stores that have been opened for at least thirteen calendar months as well as sales on our company-owned websites. We did not make any adjustments for the effects of the COVID-19 pandemic and the related impacts of store closures and reduced operating hours. Definitions and calculations of comparable store sales differ among companies in the retail industry, and therefore comparable store sales disclosed by us may not be comparable to the metrics disclosed by other companies.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity outlook

Our liquidity remains ample and we believe we are well-positioned to endure the environment associated with the COVID-19 pandemic. We have taken actions to preserve our liquidity and manage our cash flow. As a precautionary measure, in March 2020, we borrowed against our unsecured revolving credit facility. At December 31, 2020, we have unused credit capacity of $8.8 million along with an additional $250.0 million available through an accordion feature on the unsecured revolving credit facility. We continue to partner with our vendors, landlords, and lenders to maximize our liquidity and mitigate cash flow risk. We believe that anticipated cash flows from operations, existing cash and investments balances, available borrowings under our credit agreement, and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements for the next twelve months.

As of December 31, 2020, we had approximately $1.37 billion in cash and cash equivalents, of which $735.1 million, or 53.6%, was held outside the U.S. Of the $735.1 million held by its non-U.S. subsidiaries, approximately $405.2 million is available for repatriation to the U.S. without incurring U.S. income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in the Company’s consolidated financial statements as of December 31, 2020.

Cash Flows

Our working capital at December 31, 2020 was $2.1 billion, an increase of $0.5 billion from working capital of $1.6 billion at December 31, 2019. Our cash and cash equivalents at December 31, 2020 were $1.4 billion, compared to $824.9 million at December 31, 2019. Our primary sources of operating cash are collections from customers on wholesale and direct-to-consumer sales. Our primary uses of cash are inventory purchases, selling, general and administrative expenses and capital expenditures.

Operating Activities

Net cash provided by operating activities was $331.5 million for 2020 and $426.6 million for 2019. On a comparative year‑to‑year basis, the $95.1 million decrease in cash flows from operating activities in 2020 primarily resulted from reduced net earnings of $281.0 million.

Investing Activities

Net cash used in investing activities was $312.5 million for 2020 as compared to $344.1 million for 2019. The $31.6 million decrease was primarily due to the 2019 acquisition of Skechers Mexico of $100.7 million partially offset by an increase in capital expenditures of $73.8 million. Capital expenditures for 2020 were approximately $309.9 million, which consisted of $122.0 million to support our worldwide distribution capabilities, $67.9 million was related to the acquisition of a corporate office building and new retail stores in China, and $59.8 million for retail stores and e-commerce investments worldwide, excluding China. Capital expenditures for 2019 were approximately $236.1 million, of which $72.6 million supported our worldwide distribution capabilities, $51.9 million related to retail stores worldwide, and $33.8 million to support our international wholesale operations. We expect our ongoing capital expenditures for 2021 to be approximately $275.0 million to $325.0 million, which is primarily related to the expansion of our worldwide distribution capabilities, continued investments in retail and e-commerce technologies and stores, and our new corporate offices in California. We expect to fund ongoing capital expenses through a combination of borrowings and available cash.

Financing Activities

Net cash provided by financing activities was $533.3 million during 2020 compared to $132.0 million net cash used during 2019. The change of $665.3 million is primarily net long-term borrowings of $616.6 million, which includes $452.5 million on our unsecured revolving credit facility.

Capital Resources and Prospective Capital Requirements

Financing Arrangements

As of December 31, 2020, outstanding short-term and long-term borrowings were $735.0 million, of which $452.5 million relates to our unsecured revolving credit facility, $229.2 million relates to loans for our domestic and China distribution centers, $48.7 million relates to our operations in China and the remainder relates to our international operations. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants related to our short-term and long-term borrowings as of the date of this annual report. See Note 6 – Financial Commitments of the Consolidated Financial Statements for additional information.

Disclosure about Contractual Obligations and Commercial Commitments

The following table summarizes our material contractual obligations and commercial commitments as of December 31, 2020:

(in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Borrowings (1)	$737,680	$56,638	$64,615	$616,427	$—
Operating leases	1,437,927	254,674	429,356	353,636	400,261
Purchase obligations (2)	1,359,414	1,359,414	—	—	—
Warehouse and equipment and corporate construction (3)	583,206	239,000	344,206	—	—
Minimum payments related to other arrangements	43,180	26,065	17,115	—	—
Total (4)	$4,161,407	$1,935,791	$855,292	$970,063	$400,261
(1)	Borrowings include anticipated interest payments based on interest rates currently in effect.
(2)

Purchase obligations include the following: (i) accounts payable balances for the purchase of footwear of $210.1 million, (ii) outstanding letters of credit of $38.7 million and (iii) open purchase commitments with our foreign manufacturers for $1.1 billion.

(3)	Obligations to support upgrades for our distribution centers and corporate facilities in Manhattan Beach, California.
(4)

Our consolidated balance sheet, as of December 31, 2020, included $21.5 million in unrecognized tax benefits. Future payments related to these unrecognized tax benefits have not been presented in the table above, due to the uncertainty of the amounts, the potential timing of cash settlements with the tax authorities, and uncertainty whether any settlement would occur.

OFF-BALANCE SHEET ARRANGEMENTS

We are required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business and may choose to provide letters of credit in place of posting cash collateral. Although the letters of credit are off-balance sheet, the majority of the obligations to which they relate are reflected as liabilities in the consolidated balance sheets. Outstanding letters of credit totaled approximately $38.7 million as of December 31, 2020.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

We believe the following critical accounting estimates are affected by significant judgments used in the preparation of our consolidated financial statements.

Revenue Recognition. We derive income primarily from the sale of footwear and royalties earned from licensing the Skechers brand. We recognize revenue when control of the promised goods or services is transferred to its customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We recognize revenue on wholesale sales upon shipment. We generate direct-to-consumer revenues primarily from the sale of footwear to customers at retail locations or through our websites. For our in-store sales, we recognize revenue at the point of sale. For sales made through our websites, we recognize revenue upon shipment to the customer. Sales and value added taxes collected from direct-to-consumer customers are excluded from reported revenues.

We accrue a liability for product returns at the time of sale based on our historical experience. We also accrue amounts for goods expected to be returned in salable condition.

We earn royalty income from symbolic licensing arrangements based on third-party sales of Skechers-branded product. Upon signing a new licensing agreement, we receive up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue is earned (i.e., as licensed sales are reported to us or on a straight-line basis over the term of the agreement). The first calculated royalty payment is based on actual sales of the licensed product or, in some cases, minimum royalty payments. We calculate and accrue estimated royalties based on the agreement terms and correspondence with the licensees regarding actual sales.

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

We reserve for potential disputed amounts or chargebacks from our customers. Our chargeback reserve is based on a collectability percentage based on factors such as historical trends, current economic conditions, and nature of the chargeback receivables.

The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or region. Reserves are fully provided for all probable losses of this nature. For receivables that are not specifically identified as high risk, we provide a reserve based upon our historical loss rate as a percentage of sales.

Inventory write-downs. Inventory is stated at the lower of cost or market (net realizable value). We review our inventory for excess and slow-moving inventory. Our analysis includes a review of inventory quantities on hand at period-end in relation to year-to-date sales, existing orders from customers and projections for sales in the foreseeable future. The net realizable value is determined based on historical sales experience on a style-by-style basis.

Impairment of long-lived assets. When circumstances warrant, we test for recoverability of the asset groups’ carrying value using estimates of undiscounted future cash flows based on the existing service potential of the applicable asset group in determining the fair value of each asset group.

If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. We base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. We review all of our stores for impairment annually or more frequently if events or changes in circumstances require it. We prepare a summary of cash flows for each of our retail stores, to assess potential impairment of the fixed assets and leasehold improvements. Stores with negative cash flows which have been open in excess of twenty-four months are then reviewed in detail to determine whether impairment exists. Management reviews both quantitative and qualitative factors to assess whether a triggering event occurred. We did not record a material impairment charge for the years ended December 31, 2020, 2019 and 2018.

Goodwill. The Company tests goodwill for impairment annually for each reporting unit in the fourth quarter of the fiscal year, and between annual tests if events occur or circumstances change which suggest that goodwill should be reevaluated. Such events or circumstances include significant changes in historical financial performance, macroeconomic and industry conditions and the legal and regulatory environment. The Domestic Wholesale, International Wholesale and Direct-to-Consumer segments each represent a reporting unit. The Company performed its annual impairment test using a qualitative approach to determine whether conditions existed to indicate that it was more likely than not that the fair value of goodwill was less than its carrying value. Based on this assessment, the Company concluded that it was more likely than not that the fair value of goodwill was greater than its carrying values, and therefore a quantitative analysis, involving the calculation of an estimated fair value of each reporting unit based on projected future cash flows and comparing the estimated fair values of the reporting units to their carrying amounts, was not required.

Litigation reserves. Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in our consolidated financial statements. The likelihood of a material change in these estimated reserves would depend on additional information or new claims as they may arise as well as the favorable or unfavorable outcome of particular litigation. Both the likelihood and amount (or range of loss) on a large portion of our remaining pending litigation is uncertain. As such, we are unable to make a reasonable estimate of the liability that could result from unfavorable outcomes in our remaining pending litigation. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of potential liability could materially impact our results of operations and financial position.

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

EXCHANGE RATES

We receive U.S. dollars for substantially all of our domestic and a portion of our international product sales, as well as our royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. dollars. However, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may impact our cost of goods in the future. During 2020 and 2019, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements for recently adopted and recently issued accounting standards.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest rate fluctuations. As of December 31, 2020, we have $55.5 million and $679.4 million of outstanding short-term and long-term borrowings, subject to changes in interest rates. A 200-basis point increase in interest rates would have increased interest expense by approximately $12.1 million for the year ended December 31, 2020. We do not expect changes in interest rates to have a material impact on our financial condition or results of operations or cash flows during the remainder of 2021. The interest rate charged on our unsecured revolving credit facility is based on LIBOR, our domestic distribution center loan is based on the one month LIBOR, and our China distribution center and China operational loans are based on a reference rate provided by the People’s Bank of China. Changes in these interest rates will have an effect on the interest charged on outstanding balances.

We may enter into derivative financial instruments such as interest rate swaps in order to limit our interest rate risk on our long-term debt. We had one derivative instrument in place as of December 31, 2020 to hedge the cash flows on our $129.5 million variable rate debt on our domestic distribution center. This instrument was a variable to fixed derivative with a notional amount of $129.5 million at December 31, 2020. Our receive rate was one-month LIBOR and the average pay rate was 0.795%. The rate swap agreement utilized by us effectively modifies our exposure to interest rate risk by converting our floating-rate debt to a fixed rate basis over the life of the loan, thus reducing the impact of interest-rate changes on future interest payments.

Foreign exchange rate fluctuations. We face market risk to the extent that changes in foreign currency exchange rates affect our non-U.S. dollar functional currency foreign subsidiaries’ revenues, expenses, assets and liabilities. In addition, changes in foreign exchange rates may affect the value of our inventory commitments. Also, inventory purchases of our products may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of the contract manufacturers, which could have an impact on the cost of goods sold in the future. We manage these risks by primarily denominating these purchases and commitments in U.S. dollars.

Assets and liabilities outside the U.S. are located in regions where we have subsidiaries or joint ventures: Asia, Central America, Europe, Middle East, North America, and South America. Our investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation gain of $2.7 million and $1.5 million, for the years ended December 31, 2020 and 2019, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at December 31, 2020 would have reduced the values of our net investments by approximately $61.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

index to CONSOLIDATED FINANCIAL STATEMENTS and Financial statement schedule

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Skechers U.S.A., Inc.

Manhattan Beach, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Skechers U.S.A., Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

Change in Accounting Method Related to Leases

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for leases during the year ended December 31, 2019 due to the adoption of the Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”).

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

Accounting for Leases

As described in Note 3 to the Company’s consolidated financial statements, as of December 31, 2020, the Company’s operating lease right-of-use asset was $1,171.5 million and the operating lease liability was $1,269.4 million. The Company operates in the United States and various foreign countries and continues to expand its operations. The Company continues to execute new lease contracts and negotiate extensions and amendments of existing lease contracts.

We identified the accounting for leases under ASC 842 as a critical audit matter. The Company’s lease processes include the following: (i) ensuring the completeness of new leases, lease extensions and amendments, and (ii) assessment of incremental borrowing rates for each lease. Auditing these elements involved especially challenging auditor judgment and audit effort due to the significant number of leases that are disaggregated in various countries and the specialized skills and knowledge needed to assess the reasonableness of the incremental borrowing rates.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design and operating effectiveness of certain controls relating to management’s assessment of: (i) the completeness and accuracy of newly executed lease contracts, extensions, and amendments to existing lease contracts, and (ii) the determination of the incremental borrowing rates.

•

Testing the appropriateness of the calculation of the right-of-use asset balance, operating lease liability and a corresponding amortization expense for a sample of new, extended or amended lease contracts.

•	Testing the completeness and accuracy of lease contracts included in the lease system module.
•	Utilizing personnel with specialized knowledge and skill in valuation to assist in assessing the reasonableness of the Company’s incremental borrowing rates.

Accounting for Income Taxes

As described in Note 10 to the Company’s consolidated financial statements, the Company’s total tax expense for the fiscal year ended December 31, 2020 was $8.5 million, of which $32.3 million represented U.S. Federal tax benefit, $0.8 million represented U.S. State tax expense, and the remaining $40.0 million represented foreign tax expense. The Company operates in multiple jurisdictions worldwide through its wholly-owned subsidiaries and several joint ventures. During the current reporting period, the Company implemented changes in the ownership structure of its international operations.

We identified accounting for the Company’s income tax provision as a critical audit matter. The Company’s tax provision processes include the following: (i) reporting and data accumulation from multiple foreign jurisdictions, (ii) evaluation of potential impact of recent changes in regulations and tax laws in the United States and various foreign jurisdictions, (iii) evaluation of assumptions in the Company’s assessment of deferred tax assets and liabilities and related tax reserves, (iv) development of complex assumptions used in transfer pricing studies and related determinations, (v) assessment of repatriation of foreign earnings and cash balances, and (vi) implementation of changes in the ownership structure of its international operations. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design and operating effectiveness of certain controls relating to management’s assessment of: (i) completeness and accuracy of reporting and data accumulation from multiple foreign jurisdictions, (ii) potential implications of recent changes in regulations and tax laws in various foreign jurisdictions, (iii) reasonableness of assumptions used in tax reserves, transfer pricing studies and repatriation of foreign earnings and cash balances, and (iv) implementation of changes in the ownership structure of its international operations.

•	Evaluating management’s computation of deferred tax assets and liabilities and assessing the reasonableness of assumptions used in the Company’s tax reserves for certain significant jurisdictions.
•	Testing mathematical accuracy and computation of the tax provision and agreeing to relevant source documents.
•

Utilizing personnel with specialized skill and knowledge in transfer pricing to assist in evaluating the reasonableness of the Company’s assumptions, inputs and overall conclusions reached related to transfer pricing studies over inter-company transactions.

•

Utilizing personnel with specialized skill and knowledge in domestic and foreign taxes to assist in i) evaluating the reasonableness of the Company’s assumptions, inputs and methods used to estimate certain tax reserves, (ii) evaluating the application of new and updated regulatory and legislative guidance and tax laws in various jurisdictions, (iii) assessing the implementation of changes in the ownership structure of its international operations, and (iv) assessing the appropriateness of conclusions reached related to foreign earnings repatriations.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

Los Angeles, California

February 26, 2021

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except par values)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,370,826	$824,876
Short-term investments	100,767	112,037
Trade accounts receivable, less allowances of $48,562 and $24,106	619,800	645,303
Other receivables	69,222	53,932
Total receivables	689,022	699,235
Inventory	1,016,774	1,069,863
Prepaid expenses and other current assets	166,962	113,580
Total current assets ($862,954 and $752,965 related to VIEs)	3,344,351	2,819,591
Property, plant and equipment, net	935,441	738,925
Operating lease right-of-use assets	1,171,521	1,073,660
Deferred tax assets	63,884	49,088
Long-term investments	108,412	94,589
Goodwill	93,497	71,412
Other assets, net	95,263	45,678
Total non-current assets ($682,068 and $429,810 related to VIEs)	2,468,018	2,073,352
TOTAL ASSETS	$5,812,369	$4,892,943
LIABILITIES AND EQUITY
Current liabilities:
Current installments of long-term borrowings	$52,250	$66,234
Short-term borrowings	3,297	5,789
Accounts payable	744,077	764,844
Operating lease liabilities	204,370	191,129
Accrued expenses	208,712	210,235
Total current liabilities ($526,466 and $494,882 related to VIEs)	1,212,706	1,238,231
Long-term borrowings, excluding current installments	679,415	49,183
Long-term operating lease liabilities	1,065,069	966,011
Deferred tax liabilities	11,439	322
Other long-term liabilities	118,077	103,089
Total non-current liabilities ($365,235 and $136,912 related to VIEs)	1,874,000	1,118,605
Total liabilities	3,086,706	2,356,836
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.001 par value; 500,000 shares authorized; 133,618 and 131,071 shares issued and outstanding	134	131
Class B Common Stock, $0.001 par value; 75,000 shares authorized; 21,016 and 22,408 shares issued and outstanding	21	22
Additional paid-in capital	372,165	306,669
Accumulated other comprehensive loss	(27,285)	(29,993)
Retained earnings	2,136,400	2,037,836
Skechers U.S.A., Inc. equity	2,481,435	2,314,665
Noncontrolling interests	244,228	221,442
Total stockholders' equity	2,725,663	2,536,107
TOTAL LIABILITIES AND EQUITY	$5,812,369	$4,892,943

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Sales	$4,597,414	$5,220,051	$4,642,068
Cost of sales	2,407,633	2,728,894	2,418,463
Gross profit	2,189,781	2,491,157	2,223,605
Royalty income	16,017	22,493	20,582
	2,205,798	2,513,650	2,244,187
Operating expenses:
Selling	318,097	369,901	350,435
General and administrative	1,754,017	1,625,306	1,455,987
Selling, general and administrative	2,072,114	1,995,207	1,806,422
Earnings from operations	133,684	518,443	437,765
Other income (expense):
Interest income	5,912	11,782	10,128
Interest expense	(16,327)	(7,509)	(5,847)
Other, net	31,460	(6,711)	(10,162)
Total other income (expense)	21,045	(2,438)	(5,881)
Earnings before income tax expense	154,729	516,005	431,884
Income tax expense	8,502	88,753	60,611
Net earnings	146,227	427,252	371,273
Less: Net earnings attributable to noncontrolling interests	47,663	80,692	70,232
Net earnings attributable to Skechers U.S.A., Inc.	$98,564	$346,560	$301,041
Net earnings per share attributable to Skechers U.S.A., Inc.:
Basic	$0.64	$2.26	$1.93
Diluted	$0.64	$2.25	$1.92
Weighted-average shares used in calculating net earnings per share attributable to Skechers U.S.A, Inc.:
Basic	154,184	153,392	155,815
Diluted	154,894	154,151	156,450

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net earnings	$146,227	$427,252	$371,273
Other comprehensive income:
Gain (loss) on foreign currency translation adjustment	11,540	1,298	(24,806)
Comprehensive income	157,767	428,550	346,467
Less: Comprehensive income attributable to noncontrolling interests	56,495	80,495	62,170
Comprehensive income attributable to Skechers U.S.A., Inc.	$101,272	$348,055	$284,297

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	SHARES		AMOUNT			ACCUMULATED
	CLASS A	CLASS B	CLASS A	CLASS B	ADDITIONAL	OTHER		SKECHERS
	COMMON	COMMON	COMMON	COMMON	PAID-IN	COMPREHENSIVE	RETAINED	U.S.A., INC.	NONCONTROLLING
(in thousands)	STOCK	STOCK	STOCK	STOCK	CAPITAL	INCOME (LOSS)	EARNINGS	EQUITY	INTERESTS	TOTAL
Balance at January 1, 2018	131,784	24,545	$132	$24	$453,417	$(14,744)	$1,390,235	$1,829,064	$119,147	$1,948,211
Net earnings	—	—	—	—	—	—	301,041	301,041	70,232	371,273
Foreign currency translation adjustment	—	—	—	—	—	(16,744)	—	(16,744)	(8,062)	(24,806)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(27,000)	(27,000)
Stock compensation expense	—	—	—	—	30,468	—	—	30,468	—	30,468
Proceeds from the employee stock purchase plan	222	—	—	—	5,297	—	—	5,297	—	5,297
Shares issued under the incentive award plan	1,018	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(405)	—	(1)	—	(14,190)	—	—	(14,191)	—	(14,191)
Conversion of Class B Common Stock into Class A Common Stock	562	(562)	—	—	—	—	—	—	—	—
Repurchases of Class A Common Stock	(3,656)	—	(3)	—	(99,974)	—	—	(99,977)	—	(99,977)
Balance at December 31, 2018	129,525	23,983	$129	$24	$375,017	$(31,488)	$1,691,276	$2,034,958	$154,317	$2,189,275
Net earnings	—	—	—	—	—	—	346,560	346,560	80,692	427,252
Foreign currency translation adjustment	—	—	—	—	—	1,495	—	1,495	(197)	1,298
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	36,934	36,934
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(38,675)	(38,675)
Purchase of noncontrolling interest	—	—	—	—	(71,265)	—	—	(71,265)	(11,629)	(82,894)
Stock compensation expense	—	—	—	—	41,076	—	—	41,076	—	41,076
Proceeds from the employee stock purchase plan	261	—	—	—	6,173	—	—	6,173	—	6,173
Shares issued under the incentive award plan	1,117	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(438)	—	—	—	(14,313)	—	—	(14,313)	—	(14,313)
Conversion of Class B Common Stock into Class A Common Stock	1,575	(1,575)	2	(2)	—	—	—	—	—	—
Repurchases of Class A Common Stock	(969)	—	(1)	—	(30,018)	—	—	(30,019)	—	(30,019)
Balance at December 31, 2019	131,071	22,408	$131	$22	$306,669	$(29,993)	$2,037,836	$2,314,665	$221,442	$2,536,107
Net earnings	—	—	—	—	—	—	98,564	98,564	47,663	146,227
Foreign currency translation adjustment	—	—	—	—	—	2,708	—	2,708	8,832	11,540
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(81,105)	(81,105)
Noncontrolling interests of acquired businesses	—	—	—	—	—	—	—	—	49,045	49,045
Net unrealized loss on derivative contract	—	—	—	—	—	—	—	—	(1,649)	(1,649)
Stock compensation expense	—	—	—	—	65,240	—	—	65,240	—	65,240
Proceeds from the employee stock purchase plan	233	—	1	—	5,915	—	—	5,916	—	5,916
Shares issued under the incentive award plan	1,094	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(172)	—	—	—	(5,658)	—	—	(5,658)	—	(5,658)
Conversion of Class B Common Stock into Class A Common Stock	1,392	(1,392)	1	(1)	—	—	—	—	—	—
Balance at December 31, 2020	133,618	21,016	$134	$21	$372,165	$(27,285)	$2,136,400	$2,481,435	$244,228	$2,725,663

See accompanying notes to consolidated financial statements

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities:
Net earnings	$146,227	$427,252	$371,273
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	142,810	111,515	109,680
Provision for bad debts and returns	50,696	52,456	35,730
Stock compensation	65,240	41,076	30,468
Deferred income taxes	(19,568)	(7,568)	(9,767)
Net settlement gain	(13,877)	—	—
Other items, net	—	334	550
Net foreign currency adjustments	(13,854)	2,114	10,072
Changes in operating assets and liabilities:
Receivables	13,259	(118,390)	(136,188)
Inventory	78,632	(171,903)	(7,212)
Other assets	(153,092)	(69,234)	(30,069)
Accounts payable	(37,714)	154,464	174,352
Other liabilities	72,694	4,436	19,663
Net cash provided by operating activities	331,453	426,552	568,552
Cash flows from investing activities:
Capital expenditures	(309,916)	(236,111)	(143,036)
Acquisitions, net of cash acquired	—	(100,658)	—
Proceeds from sale of property, plant and equipment	—	5,547	—
Purchases of investments	(166,614)	(189,624)	(446,127)
Proceeds from sales and maturities of investments	164,062	176,773	269,749
Net cash used in investing activities	(312,468)	(344,073)	(319,414)
Cash flows from financing activities:
Net proceeds from the employee stock purchase plan	5,916	6,173	5,297
Repayments on long-term borrowings	(86,357)	(4,108)	(1,683)
Proceeds from long-term borrowings	702,998	33,296	18,626
Repayments on short-term borrowings, net	(2,492)	(1,433)	(787)
Payments for employee taxes related to stock compensation	(5,658)	(14,313)	(14,191)
Repurchases of common stock	—	(30,019)	(99,977)
Purchase of noncontrolling interest	—	(82,894)	—
Distributions to noncontrolling interests	(81,105)	(38,675)	(27,000)
Net cash provided by (used in) financing activities	533,302	(131,973)	(119,715)
Effect of exchange rates on cash and cash equivalents	(6,337)	2,133	6,383
Net change in cash and cash equivalents	545,950	(47,361)	135,806
Cash and cash equivalents at beginning of the period	824,876	872,237	736,431
Cash and cash equivalents at end of the period	$1,370,826	$824,876	$872,237
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,987	$7,140	$5,568
Income taxes, net	55,825	88,753	93,041
Non-cash transactions:
Land and other assets contribution from noncontrolling interests	—	36,934	—
Note payable contribution from noncontrolling interest	—	2,150	—
Purchase price adjustment for Skechers Mexico	49,045	—	—

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020, 2019 and 2018

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Skechers U.S.A., Inc. and subsidiaries (the “Company”) designs, develops, markets and distributes footwear. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements in prior years to conform to the current year presentation.

EFFECTS OF THE COVID-19 PANDEMIC ON THE COMPANY’S BUSINESS

In March 2020, the Company temporarily closed its stores around the world and temporarily furloughed a meaningful portion of its hourly employees. The Company began reopening its stores in April 2020, and as of December 31, 2020, over 90% of the Company-owned retail stores have reopened. The Company continues to monitor and react to the COVID-19 pandemic, including conforming to local governments and global health organizations’ guidance, implementing global travel restrictions, and implementing “work from home” measures for many of its employees. The Company is actively monitoring and assessing the rapidly emerging government policies and economic stimulus responses to the COVID-19 pandemic around the world.

Although the Company has reopened the majority of its worldwide retail stores, the economic impact of the COVID-19 pandemic continues to negatively affect the Company’s results of operations. Many of the reopened retail stores continue to have temporarily reduced operating hours and less foot traffic, which has resulted in lower sales. Additionally, the reopening of stores and corporate offices required the Company to implement safety protocols, facilitate social distancing, enhance cleaning and sanitation activities, and provide masks and gloves to all employees. These safety processes and procedures have increased our costs to operate for the foreseeable future. Given the unprecedented impact the COVID-19 pandemic has had, the Company is unable to forecast consumer demand and store productivity. Whether and how quickly customers may resume shopping, and the effect of the pandemic on consumer behavior and spending patterns remains highly uncertain. The Company expects customer demand to be suppressed in the near term. In addition, it is possible that there will be an increase in the number of COVID-19 cases in the future, which could require the Company’s stores to close again and negatively impact the Company’s sales.

As the COVID-19 pandemic is complex and rapidly evolving, the Company’s plans as described above may change. The Company expects that the ongoing impact of the COVID-19 pandemic and the resulting economic disruption may have a material adverse effect on its consolidated results of operations, financial position, and cash flows beyond fiscal year 2020.

USE OF ESTIMATES

The Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Significant areas requiring the use of estimates relate primarily to revenue recognition, allowance for bad debts, returns, sales allowances and customer chargebacks, inventory write-downs, valuation of intangibles and long-lived assets, goodwill, litigation reserves and valuation of deferred income taxes. Actual results could differ materially from those estimates.

BUSINESS SEGMENT INFORMATION

The Company’s operations and segments are organized along its distribution channels and consist of the following: Domestic Wholesale, International Wholesale, and Direct-to-Consumer. Information regarding these segments is summarized in Note 13 – Segment and Geographic Information.

REVENUE RECOGNITION

The Company derives income from the sale of footwear and royalties earned from licensing the Skechers brand. The Company recognizes sales revenue, net of estimated returns and excluding sales and value added taxes. Revenue is recognized at point of sale or upon shipment, the point in time where control transfers to the customer.

For North America, goods are shipped free on board (“FOB”) shipping point directly from the Company’s U.S. distribution center. For international wholesale customers, product is shipped FOB shipping point: (i) directly from the Company’s European distribution center; (ii) to third-party distribution centers in Central America, South America and Asia; or (iii) directly from third-party manufacturers to other international customers. For distributor sales, product is generally delivered directly from independent factories to third-party distribution centers or to distributors’ freight forwarders on a free named carrier basis. Wholesale sales are recognized upon shipment. Related costs paid to third-party shipping companies are recorded as cost of sales and are accounted for as a fulfillment cost. Direct-to-consumer revenues are primarily generated from sales to customers at the Company’s retail stores recognized at the point of sale and sales made through its websites recognized upon shipment.

The Company earns royalty income from symbolic licensing arrangements in which third parties sell product with the Company’s brand. Upon signing a new licensing agreement, the Company receives up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized as revenue is earned (i.e., as licensed sales are reported to the Company or on a straight-line basis over the term of the agreement). The Company applies the sales-based royalty exception for the royalty income based on sales and recognizes revenue only when subsequent sales occur. The Company calculates and accrues estimated royalties based on individual agreement terms and correspondence with its licensees regarding actual sales.

ALLOWANCE FOR BAD DEBTS, RETURNS, SALES ALLOWANCES AND CUSTOMER CHARGEBACKS

The Company provides a reserve, charged against revenue and its receivables, for estimated losses that may result from its customers’ inability to pay. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed and adjusted periodically in accordance with external credit reporting services, financial statements issued by the customer and the Company’s experience with the customer’s account. The Company determines the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ countries or industries, historical losses and its customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged against this reserve. Allowances for bad debts are recorded to general and administrative expenses. Direct-to-consumer receivables represent amounts due from credit card companies and are generally collected within a few days of the purchase. The Company typically extends credit terms to its wholesale customers based on their creditworthiness and generally does not receive advance payments. Generally, wholesale customers do not have the right to return goods, however, the Company periodically decides to accept returns or provide customers with credits.

Sales and cost of sales are reduced by an estimate of customer merchandise returns, which is calculated based on historical experience. The Company also reserves for potential disputed amounts or chargebacks from its customers. The Company’s chargeback reserve is based on a collectability percentage calculated using factors such as historical trends, current economic conditions and nature of the chargeback.

WAREHOUSE AND DISTRIBUTION COSTS

The Company’s distribution network-related costs are included in general and administrative expenses. Distribution expenses, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging product totaled $315.8 million, $276.4 million and $249.6 million for 2020, 2019 and 2018.

PRODUCT DESIGN AND DEVELOPMENT COSTS

The Company charges product design and development costs to general and administrative expenses. Aggregate product design and development costs were approximately $17.9 million, $16.8 million, and $18.5 million during the years ended December 31, 2020, 2019 and 2018.

ADVERTISING

Advertising costs are expensed in the period in which an advertisement first runs, or over the life of an endorsement contract. Advertising expense for the years ended December 31, 2020, 2019 and 2018 was approximately $248.7 million, $297.1 million and $278.4 million. Prepaid advertising costs were $3.8 million and $6.4 million at December 31, 2020 and 2019. Prepaid amounts represent the unamortized portion of endorsement contracts, advertising in trade publications and media productions created, but not run.

INCOME TAXES

The Company recognizes deferred tax liabilities for taxable temporary differences and deferred tax assets for deductible temporary differences and operating loss carry‑forwards using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit or expense is recognized as a result of changes in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all of any deferred tax assets will not be realized.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include deposits with initial terms of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

INVESTMENTS

Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments.

INVENTORY

Inventory, principally finished goods, is stated at the lower of cost (based on the first-in, first-out method) or net realizable value. Cost includes shipping and handling fees and product cost, which are subsequently expensed to cost of sales. The Company provides for estimated losses from obsolete or slow-moving inventory and writes down the cost of inventory at the time such determinations are made. Reserves are estimated based on inventory on hand, historical sales activity, industry trends, the retail environment, and the expected net realizable value. The net realizable value is determined using estimated sales prices of similar inventory through off-price or discount store channels.

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

On April 1, 2019, the Company purchased a 60% interest in Manhattan SKMX, S. de R.L. de C.V. (“Skechers Mexico”), for total cash consideration of $120.6 million, net of cash acquired. Skechers Mexico is a joint venture operating and generating sales in Mexico. As a result of this purchase, Skechers Mexico became a majority-owned subsidiary and its results are consolidated in the consolidated financial statements beginning April 1, 2019. The Company completed its purchase price allocation during the first quarter of 2020. The total purchase consideration was allocated to the assets acquired of $248.7 million and liabilities assumed of $47.3 million based on their estimated fair values. The change to the provisional amounts resulted in a $22.1 million increase to goodwill, a $49.1 million increase to intangible assets and a $17.1 million increase to deferred tax liabilities. Additionally, the change to the provisional amounts resulted in a $13.9 million gain on reacquired rights and an increase in amortization expense and accumulated amortization of $7.0 million, of which $5.2 million relates to the prior year and an $8.0 million increase in inventory, of which $6.0 million relates to the prior year. The prior year amounts were not material to amortization expense or cost of sales within the consolidated statements of earnings for the year ended December 31, 2019. Acquisition-related costs of $0.9 million, associated with the acquisition, were expensed as incurred and included in general and administrative expenses in the condensed consolidated statement of earnings. The pro forma and actual results of operations for this acquisition have not been presented because they are not material.

GOODWILL

As of December 31, 2020, the Company had $93.5 million of goodwill with $91.9 million allocated to International Wholesale and $1.6 million to Domestic Wholesale. Goodwill is not amortized but is tested at least annually in the fourth quarter for impairment or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

INTANGIBLE ASSETS

The Company has amortizable intangible assets consisting of reacquired rights with a gross carrying value of $49.1 million and accumulated amortization of $12.1 million as of December 31, 2020. Purchased intangible assets with finite lives are amortized over their estimated useful lives. In addition to purchase price adjustments, amortization expense related to amortizable intangible assets was $6.9 million for the year ended December 31, 2020. Future amortization expense related to amortizable intangible assets will be approximately $6.9 million per year for the each of the years 2021 through 2025. The weighted-average amortization period for amortizable reacquired rights is 7 years.

NONCONTROLLING INTERESTS

The Company has equity interests in several joint ventures that were established either to exclusively distribute the Company’s products throughout Mexico, Asia and the Middle East or to construct the Company’s domestic distribution facility. These joint ventures are variable interest entities (“VIE”), and the Company is considered the primary beneficiary. This determination is based on the relationships between the Company and the VIE, including management agreements, governance documents and other contractual arrangements. Specifically, the Company has both of the following characteristics: (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance; and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE, or the right to receive benefits from the entity that could potentially be significant to the VIE. The assets and liabilities and results of operations of these entities are included in the Company’s consolidated financial statements, even though the Company may not hold a majority equity interest. There have been no changes during 2020 in the accounting treatment or characterization of any previously identified VIE. The Company continues to reassess these relationships quarterly. The assets of these joint ventures are restricted, as they are not available for general business use outside the context of such joint ventures. The holders of the liabilities of each joint venture have no recourse to the Company.

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the U.S. dollar. Certain international operations use the respective local currency as their functional currency, while others use the U.S. dollar as their functional currency. Translation adjustments for subsidiaries with non-U.S. dollar functional currencies are included in other comprehensive income. Foreign currency transaction gains (losses), resulting from exchange rate fluctuations, on transactions denominated in a currency other than the functional currency are reported in earnings. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated at the balance sheet date exchange rate. Net income (loss) and cash flow items are translated at the weighted-average exchange rates during the period. Translations of intercompany loans of a long-term investment nature are included as a component of translation adjustment in other comprehensive income.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value hierarchy as defined by applicable accounting standards prioritizes the use of inputs used in valuation techniques into the following three levels:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2: Other observable market-based inputs or unobservable inputs that are corroborated by market data.
•	Level 3: Unobservable inputs that cannot be corroborated by market data that reflect the reporting entity’s own assumptions.

The Company’s Level 1 investments primarily include money market funds and U.S. Treasury securities; Level 2 investments primarily include corporate notes and bonds, asset-backed securities, U.S. Agency securities, and actively traded mutual funds; and the Company does not currently have any Level 3 assets or liabilities. The Company has one Level 2 derivative instrument which is an interest rate swap related to the refinancing of its U.S. distribution center (see Note 6 – Financial Commitments) classified as other long-term liabilities. The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. Credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

The carrying amount of receivables, payables and other amounts arising out of the normal course of business approximates fair value because of the relatively short maturity of such instruments. The carrying amount of the Company’s short-term and long-term borrowings, which are considered Level 2 liabilities, approximates fair value based on current rates and terms available to the Company for similar debt.

DERIVATIVE INSTRUMENTS

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Company uses an interest rate swap as part of its interest rate risk management strategy. The Company’s interest rate swap, designated as a cash flow hedge, involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. By utilizing an interest rate swap, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of December 31, 2020, all counterparties to the interest rate swap had performed in accordance with their contractual obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument,” (“ASU 2016-13”) which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments; including, trade and other receivables, loans and held-to-maturity debt securities, to record an allowance for credit risk based on expected losses rather than incurred losses. The Company adopted ASU 2016-03 on January 1, 2020, and the adoption of this ASU did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU 2018-13”) which modifies the disclosure requirements on fair value measurements, including the consideration of costs and benefits. The Company adopted ASU 2018-13 on January 1, 2020, and the adoption of this ASU did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15 Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, (“ASU 2018-15”). ASU 2018-15 requires that issuers follow the internal-use software guidance in ASC 350-40 to determine which costs to capitalize as assets or expense as incurred. The guidance in ASC 350-40 requires that certain costs incurred during the application development stage be capitalized and other costs incurred during the preliminary project and post-implementation stages be expensed as they are incurred. The Company adopted ASU 2018-15 on January 1, 2020, and the adoption of this ASU did not have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general income tax accounting methodology including an exception for the recognition of a deferred tax liability when a foreign subsidiary becomes an equity method investment and an exception for interim periods showing operating losses in excess of anticipated operating losses for the year. The amendment also reduces the complexity surrounding franchise tax recognition; the step up in the tax basis of goodwill in conjunction with business combinations; and the accounting for the effect of changes in tax laws enacted during interim periods. The amendments in this update are effective for the Company for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended and supplemented by subsequent ASUs (collectively, “ASU 2020-04”), which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for borrowing instruments, which use LIBOR as a reference rate, and is effective immediately, but is only available through December 31, 2022. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
(2)	CASH, CASH EQUIVALENTS, SHORT-TERM AND LONG-TERM INVESTMENTS

The following tables show the Company’s cash, cash equivalents, short-term and long-term investments by significant investment category:

	As of December 31, 2020
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$946,961	$946,961	$946,961	$—	$—
Level 1:
Money market funds	423,865	423,865	423,865	—	—
U.S. Treasury securities	21,146	21,146	—	8,067	13,079
Total level 1	445,011	445,011	423,865	8,067	13,079
Level 2:
Corporate notes and bonds	117,253	117,253	—	83,521	33,732
Asset-backed securities	28,253	28,253	—	5,498	22,755
U.S. Agency securities	3,681	3,681	—	3,681	—
Mutual funds	38,846	38,846	—	—	38,846
Total level 2	188,033	188,033	—	92,700	95,333
TOTAL	$1,580,005	$1,580,005	$1,370,826	$100,767	$108,412

	As of December 31, 2019
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$662,355	$662,355	$662,355	$—	$—
Level 1:
Money market funds	162,521	162,521	162,521	—	—
U.S. Treasury securities	9,686	9,686	—	1,679	8,007
Total level 1	172,207	172,207	162,521	1,679	8,007
Level 2:
Corporate notes and bonds	132,431	132,431	—	104,130	28,301
Asset-backed securities	23,614	23,614	—	263	23,351
U.S. Agency securities	12,352	12,352	—	5,965	6,387
Mutual funds	28,543	28,543	—	—	28,543
Total level 2	196,940	196,940	-	110,358	86,582
TOTAL	$1,031,502	$1,031,502	$824,876	$112,037	$94,589

The Company’s investments consist of U.S. Treasury securities, corporate notes and bonds, asset-backed securities and U.S. Agency securities, which the Company has the intent and ability to hold to maturity and therefore are classified as held-to-maturity. The Company holds mutual funds in its deferred compensation plan which are classified as trading securities.

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
(3)	LEASES

The Company regularly enters into non-cancellable operating leases for retail stores, distribution facilities, offices, showrooms and automobiles. Retail stores typically have initial terms ranging from 5 to 10 years and other real estate or facility leases may have initial lease terms of up to 20 years. In connection with the adoption of ASC 842, Leases, beginning with the first quarter of 2019, the Company’s leases are recorded as operating lease right-of-use (“ROU”) assets and operating leases liabilities. Operating lease liabilities are recognized based on the present value of the fixed portion of lease payments over the lease term at the commencement date. Net present value is calculated using an incremental borrowing rate based on a combination of market-based factors, such as market quoted forward yield curves and Company specific factors, such as lease size and duration. Many of the Company’s real estate leases include options to extend and are included in the lease obligations when considered reasonably certain. ROU assets are recognized based on operating lease liabilities reduced by lease incentives and initial direct costs incurred. Fixed lease cost is recognized on a straight-line basis over the lease term.

The Company’s real estate leases may also require additional payments for percentage rent, real estate taxes, or other occupancy-related costs. Percentage rent, a variable cost, is recognized in the consolidated financial statements when incurred and is based on the specific terms in the lease agreement. Real estate taxes and other occupancy-related costs are non-lease components.

Operating lease cost and other information:

	Year Ended December 31,
(in thousands)	2020	2019
Fixed lease cost	$266,105	$246,296
Variable lease cost	3,455	13,104
Operating cash flows used for leases	257,775	264,424
ROU assets exchanged for lease liabilities upon adoption of ASC 842	—	1,035,062
ROU assets exchanged for lease liabilities	318,713	122,078
Weighted-average remaining lease term	4.31 years	4.66 years
Weighted-average discount rate	3.67%	4.20%

The following table presents future lease payments as of December 31, 2020:

Year (in thousands)	Operating Leases
2021	$254,674
2022	226,841
2023	202,515
2024	186,135
2025	167,501
Thereafter	400,261
Total lease payments	$1,437,927
Less: Imputed interest	(168,488)
Operating lease liabilities	$1,269,439

As of December 31, 2020, the Company has operating leases, primarily for new retail stores, that have not yet commenced which will generate additional ROU assets of $14.9 million. Rent expense for the year ended 2018 was $257.6 million.

(4)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:

	As of December 31,
(in thousands)	2020	2019
Land	$95,712	$90,862
Buildings and improvements	531,059	349,066
Furniture, fixtures and equipment	485,349	454,837
Leasehold improvements	506,459	453,805
Total property, plant and equipment	1,618,579	1,348,570
Less accumulated depreciation and amortization	683,138	609,645
Property, plant and equipment, net	$935,441	$738,925

Depreciation expense for the year ended December 31, 2020 was $115.5 million as calculated using the straight-line method, which is based on the following estimated useful lives:

Buildings	20 years
Building improvements	10 years
Furniture, fixtures and equipment	5 to 20 years
Leasehold improvements	Shorter of useful life or remaining lease term

The Company reviews all stores for impairment annually or when facts and circumstances indicate that the carrying values may be impaired. The Company performs an evaluation of recoverability by comparing the carrying values of the net assets to their related projected undiscounted future cash flows, in addition to other quantitative and qualitative analyses. The Company did not record material impairment charges during the years ended December 31, 2020, 2019 or 2018.
(5)	ACCRUED EXPENSES

Accrued expenses at December 31, 2020 and 2019 are summarized as follows:

	As of December 31,
(in thousands)	2020	2019
Accrued payroll, taxes, and other	$104,004	$92,264
Return reserve liability	77,219	69,048
Accrued inventory purchases	27,489	48,923
Accrued expenses	$208,712	$210,235

(6)	FINANCIAL COMMITMENTS

The Company had $38.7 million and $3.8 million of outstanding letters of credit as of December 31, 2020 and December 31, 2019, and approximately $3.3 million and $5.8 million in short-term borrowings as of December 31, 2020 and December 31, 2019.

Long-term borrowings were as follows:

	As of December 31,
(in thousands)	2020	2019
Revolving Credit Facility	$452,500	$—
HF-T1 Distribution Center Loan	129,505	63,692
HF-T2 Distribution Center Construction Loan	22,169	—
China Distribution Center Construction Loan	77,501	48,791
China Operational Loans	48,743	2,541
Other	1,247	393
Subtotal	731,665	115,417
Less: Current installments	(52,250)	(66,234)
Total long-term borrowings	$679,415	$49,183

Revolving Credit Facility

On November 21, 2019, the Company entered into a $500.0 million senior unsecured revolving credit facility, which matures on November 21, 2024 (the “2019 Credit Agreement”), with Bank of America, N.A., as administrative agent and joint lead arranger,

HSBC Bank USA, N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers, and other lenders. The 2019 Credit Agreement may be increased by up to $250.0 million under certain conditions and provides for the issuance of letters of credit and swingline loans up to a maximum of $100.0 million and $25.0 million. The Company may use the proceeds from the 2019 Credit Agreement for working capital and other lawful corporate purposes. Borrowings on the 2019 Credit Agreement’s revolving credit facility and letters of credit bear interest, at the Company’s option, at a rate equal to (a) LIBOR plus an applicable margin between 1.125% and 1.625% based upon the Company’s Total Adjusted Net Leverage Ratio (as defined in the 2019 Credit Agreement) or (b) a base rate (defined as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Bank of America prime rate and (iii) LIBOR plus 1.00%) plus an applicable margin between 0.125% and 0.625% based upon the Company’s Total Adjusted Net Leverage Ratio. The weighted-average annual interest rate on borrowings under the 2019 Credit Agreement was approximately 1.53% during the year ended December 31, 2020. The 2019 Credit Agreement contains certain customary affirmative and negative covenants and events of default for credit facilities of this type.

The 2019 Credit Agreement requires the Company to maintain a maximum Total Adjusted Net Leverage Ratio of 3.75:1, except in the event of an acquisition in which case the ratio may be increased at the Company’s election to 4.25:1 for the quarter in which such acquisition occurs and for the next three quarters thereafter.

As of December 31, 2020, there was $47.5 million available under the Company’s 2019 Credit Agreement. As of December 31, 2019, the entire $500 million was available, and the Company had not utilized the 2019 Credit Agreement for letters of credit. The Company was in compliance with the financial covenants under the 2019 Credit Agreement as of December 31, 2020.

HF-T1 Distribution Center Loan

On August 11, 2015, the Company’s joint venture with HF Logistics I, LLC (“HF”), HF Logistics-SKX, LLC (the “JV”), through a wholly-owned subsidiary of the JV (“HF-T1”), entered into an amended and restated construction loan agreement with Bank of America, N.A., as administrative agent and as a lender, and CIT Bank, N.A. and Raymond James Bank, N.A., as lenders (collectively, the “Amended Construction Loan Agreement”). Under the Amended Construction Loan Agreement, the parties agreed that the lenders would loan $70 million to HF-T1 (the “2015 Loan”) at an interest rate per annum of LIBOR Daily Floating Rate (as defined therein) plus a margin of 2%. On March 18, 2020, HF-T1 entered into an amendment to the 2015 Loan (the “2020 Amendment”) that increased the borrowings under the 2015 Loan to $129.5 million and extended the maturity date of the 2015 Loan to March 18, 2025 (the “HF-T1 2020 Loan”). The proceeds of the 2020 Amendment were used by the JV to (i) refinance all amounts owed on the 2015 Loan, (ii) pay $1.0 million in accrued interest, loan fees and other closing costs associated with the 2020 Amendment and (iii) make a distribution of $64.4 million to HF. Pursuant to the 2020 Amendment, the interest rate per annum on the HF-T1 2020 Loan is the LIBOR Daily Floating Rate (as defined therein) plus a margin of 1.75%.

On August 11, 2015, HF-T1 and Bank of America, N.A. also entered into an ISDA master agreement (together with the schedule related thereto, the “Swap Agreement”) to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. The Company’s objective in using the Swap Agreement is to stabilize interest expense and manage exposure to interest rate volatility. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the “Interest Rate Swap”) with Bank of America, N.A. The Interest Rate Swap had an effective date of August 12, 2015 and a maturity date of August 12, 2022, subject to early termination at the option of HF-T1, commencing on August 1, 2020. On March 18, 2020, HF-T1 and Bank of America, N.A. executed an amendment to the Swap Agreement (the “Swap Agreement Amendment”) to extend the maturity date of the Interest Rate Swap to March 18, 2025. The Swap Agreement Amendment fixes the effective interest rate on the HF-T1 2020 Loan at 2.55% per annum. The 2020 Amendment and the Swap Agreement Amendment are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under the Company’s 2019 Credit Agreement.

The Interest Rate Swap involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2020, the Interest Rate Swap had an aggregate notional amount of $129.5 million. Under the terms of the Swap Agreement Amendment, the Company will pay a weighted-average fixed rate of 0.795% on the notional amount and receive payments from the counterparty based on the 30-day LIBOR rate, effectively modifying the Company’s exposure to interest rate risk by converting floating-rate debt to a fixed rate of 4.08%. By using a derivative instrument, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of December 31, 2020, all counterparties to the Interest Rate Swap had performed in accordance with their contractual obligations.

HF-T2 Distribution Center Construction Loan

On April 3, 2020, the JV, through HF Logistics-SKX T2, LLC, a wholly-owned subsidiary of the JV (“HF-T2”), entered into a construction loan agreement with Bank of America, N.A. as administrative agent and lender (collectively, the “2020 Construction Loan Agreement”), pursuant to which the JV obtained a loan of up to $73.0 million used to expand the U.S. distribution center (the “HF-T2 2020 Construction Loan”). Under the 2020 Construction Loan Agreement, the interest rate per annum on the HF-T2 2020 Construction Loan is LIBOR Daily Floating Rate (as defined therein) plus a margin of 190 basis points, reducing to 175 basis points upon substantial completion of the construction and certain other conditions being satisfied. The weighted-average annual interest rate on borrowings under the 2020 Construction Loan Agreement was approximately 2.05% during the year ended December 31, 2020. The maturity date of the HF-T2 2020 Construction Loan is April 3, 2025. The obligations of the JV under the 2020 Construction Loan Agreement are guaranteed by TGD Holdings I, LLC, which is an affiliate of HF.

China Distribution Center Construction Loan

On September 29, 2018, through its Taicang subsidiary (“TC Subsidiary”), the Company entered into a 700 million yuan loan agreement with China Construction Bank Corporation (“the China DC Loan”) to finance the construction of the Company’s distribution center in China. Interest is paid quarterly. The interest rate floats and is calculated at a reference rate provided by the People’s Bank of China. The interest rate at December 31, 2020 was 4.28% and may increase or decrease over the life of the loan, and will be evaluated every 12 months. The principal of the loan will be repaid in semi-annual installments, beginning in 2021, of variable amounts as specified in the China DC Loan. The China DC Loan contains customary affirmative and negative covenants for secured credit facilities of this type. The China DC Loan matures on September 28, 2023. The obligations of the TC Subsidiary under the China DC Loan are jointly and severally guaranteed by the Company’s Chinese joint venture.

China Operational Loans

The Company has entered certain secured credit facilities to support the operations of its Chinese joint venture. The balance of working capital loans at December 31, 2020 was approximately $30.1 million with interest rates ranging from 1.75% to 3.92% per annum, payable at terms agreed by the lender. The balance of loans related to a corporate office building in Shanghai was approximately $18.6 million with interest at 4.28% per annum, payable at terms agreed by the lender. There was no amount outstanding on these credit facilities at December 31, 2019.

The following table presents the future principal payments required under the Company’s debt obligations, discussed above:

Year (in thousands)	Maturities
2021	$52,250
2022	29,026
2023	33,962
2024	452,500
2025	163,927
$731,665

(7)	COMMITMENTS AND CONTINGENCIES

PRODUCT AND OTHER FINANCING

The Company finances production activities in part through the use of interest-bearing open purchase arrangements with certain of its international manufacturers. These arrangements currently bear interest at rates between 0.0% and 0.4% for 30- to 60-day financing. The amounts included in accounts payable and outstanding under these arrangements were $210.1 million and $214.7 million at December 31, 2020 and 2019. Interest expense incurred by the Company under these arrangements totaled $7.4 million in 2020, $7.9 million in 2019, and $3.3 million in 2018. The Company has open purchase commitments with its foreign manufacturers of $1.1 billion and warehouse and equipment and corporate construction contracts of $583.2 million for the expansion of its distribution centers and corporate headquarters, which are not included in the consolidated balance sheets at December 31, 2020.

LITIGATION

The Company recognizes legal expense in connection with loss contingencies as incurred.

In accordance with GAAP, the Company records a liability in its consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the consolidated financial statements as of December 31, 2020, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

(8)	STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION

COMMON STOCK

The authorized capital stock of the Company consists of 500 million shares of Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), 75 million shares of Class B Common Stock, par value $0.001 per share (“Class B Common Stock”), and 10 million shares of Preferred Stock, par value $0.001 per share.

The Company has two classes of issued and outstanding common stock: Class A Common Stock and Class B Common Stock. Holders of Class A Common Stock and holders of Class B Common Stock have substantially identical rights, including rights with respect to any declared dividends or distributions of cash or property, and the right to receive proceeds on liquidation or dissolution of the Company after payment of the Company’s indebtedness. The two classes have different voting rights, with holders of Class A Common Stock entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on all matters submitted to a vote of stockholders. The Company uses the two-class method for calculating net earnings per share (EPS). Basic and diluted net EPS of Class A Common Stock and Class B Common Stock are identical. The shares of Class B Common Stock are convertible at any time at the option of the holder into shares of Class A Common Stock on a share-for-share basis. In addition, shares of Class B Common Stock will be automatically converted into a like number of shares of Class A Common Stock upon transfer to any person or entity who is not a permitted transferee.

During the years ended December 31, 2020, 2019 and 2018 certain Class B stockholders converted 1,391,670, 1,575,509 and 561,876 shares, respectively, of Class B Common Stock to Class A Common Stock.

SHARE REPURCHASE PROGRAM

On February 6, 2018, the Company’s Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company could purchase shares of its Class A Common Stock, for an aggregate repurchase price not to exceed $150.0 million. The Share Repurchase Program expired on February 6, 2021 at which time share repurchase authorizations of $20.0 million had not been executed.

The following table provides a summary of the Company’s Class A Common Stock repurchase activities:

	Year Ended December 31,
	2020	2019	2018
Shares repurchased	—	968,724	3,656,277
Average cost per share	$—	$30.99	$27.34
Total cost of shares repurchased (in thousands):	$—	$30,019	$99,977

INCENTIVE AWARD PLAN

As approved by the Company’s stockholders on May 23, 2017, the 2017 Incentive Award Plan (the “2017 Plan”), replaced and superseded the 2007 Incentive Award Plan adopted on May 24, 2007 (the “2007 Plan,” together with the 2017 Plan, the “Plans”). A total of 10,000,000 shares of Class A Common Stock were reserved for issuance under the 2017 Plan, which provides for grants of ISOs, non-qualified stock options, restricted stock and various other types of equity awards as described in the plan to the employees, consultants and directors of the Company. The 2017 Plan is administered by the Company’s Board of Directors with respect to awards to non-employee directors and by the Company’s Compensation Committee with respect to other eligible participants. As of December 31, 2020, a total of 5,737,050 shares remain available for grant as equity awards under the 2017 Plan.

A summary of the status and changes of nonvested shares related to the Plans is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2018	2,303,557	26.25
Granted	1,811,000	38.05
Vested/Released	(1,018,283)	21.91
Cancelled	(127,333)	29.71
Unvested at December 31, 2018	2,968,941	34.79
Granted	1,603,000	28.45
Vested/Released	(1,116,868)	32.46
Cancelled	(28,250)	39.40
Unvested at December 31, 2019	3,426,823	32.55
Granted	1,569,300	37.45
Vested/Released	(1,093,500)	32.64
Cancelled	(790,600)	32.23
Unvested at December 31, 2020	3,112,023	35.06

The Company recognized, as part of general and administrative, compensation expense of $65.2 million, $41.1 million and $30.5 million for grants under the Plans for the years ended December 31, 2020, 2019, and 2018. Related excess income tax benefits (expenses), recorded in the consolidated statements of earnings, for the years ended December 31, 2020, 2019 and 2018, were $(0.7) million, $0.3 million, and $1.6 million. Included in compensation expense recognized in 2020 is an $18.2 million non-cash charge related to the cancellation of 750,000 unvested shares as a result of a legal settlement. Nonvested shares generally vest over a graded vesting schedule from one to four years from the date of grant. For grants that have a service requirement, the Company accounts for forfeitures upon occurrence, rather than estimating the probability of forfeiture at the date of grant. Accordingly, the Company recognizes the full grant-date fair value of these awards on a straight-line basis throughout the requisite service period, reversing any expense if, and only if, there is a forfeiture. There was $75.6 million of unrecognized compensation cost related to nonvested common shares as of December 31, 2020, which is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the years ended December 31, 2020, 2019 and 2018 was $41.6 million, $36.3 million and $22.3 million.

The Company determines the fair value of restricted stock awards and any performance-related components based on the closing market price of the Company’s common stock on the date of grant. For share-based awards that have a performance-based vesting requirement, the Company evaluates the probability of achieving the performance criteria throughout the performance period and will adjust share-based compensation expense if it estimates that the achievement of the performance criteria is not probable. Certain performance-based awards contain market condition components which are valued on the date of grant using a Monte Carlo simulation model. The fair value of such awards is expensed ratably over the performance period and is not adjusted for actual achievement. Included in the table above are two tranches of performance-based awards granted on December 30, 2020 which vest at the end of a three-year performance period. The first tranche includes 125,000 shares with a market condition tied to the Company’s total shareholder return in relation to its peer companies, valued at $49.78 per share, and the second tranche includes 125,000 shares with a performance condition tied to annual EPS growth, valued at $36.02 per share. The ultimate payout of performance awards is determined at the end of the performance period and can vary from zero to 200% based on actual results.

STOCK PURCHASE PLAN

As approved by the Company’s stockholders on May 23, 2017, the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), replaced the Company’s previous employee stock purchase plan, the Skechers U.S.A., Inc. 2008 Employee Stock Purchase Plan (the “2008 ESPP”), which expired pursuant to its terms on January 1, 2018. A total of 5,000,000 shares of Class A Common Stock are available for sale under the 2018 ESPP. The 2018 ESPP provides eligible employees of the Company and its subsidiaries the opportunity to purchase shares of the Company’s Class A Common Stock at a purchase price equal to 85% of the fair market value on the first trading day or last trading day of each purchase period, whichever is lower. Eligible employees can invest up to 15% of their compensation through payroll deductions during each purchase period. The purchase price discount and the look-back feature cause the 2018 ESPP to be compensatory and the Company recognizes compensation expense, which is computed using the Black-Scholes valuation model.

Under the 2018 ESPP, the Company received approximately $5.9 million, $6.2 million and $5.3 million, and issued 232,904, 260,630 and 221,889 shares, respectively, for the years ended December 31, 2020, 2019 and 2018.

(9)	EARNINGS PER SHARE

Basic EPS and diluted EPS are calculated by dividing net earnings by the following: for basic EPS, the weighted-average number of common shares outstanding for the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive common shares using the treasury stock method.

The calculation of EPS is as follows:

	Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Net earnings attributable to Skechers U.S.A., Inc.	$98,564	$346,560	$301,041

Weighted-average common shares outstanding, basic	154,184	153,392	155,815
Dilutive effect of nonvested shares	710	759	635
Weighted-average common shares outstanding, diluted	154,894	154,151	156,450
Anti-dilutive common shares excluded above	69,060	10,838	352,169
Net earnings attributable to Skechers U.S.A., Inc. per common share:
Basic	$0.64	$2.26	$1.93
Diluted	$0.64	$2.25	$1.92

(10)	INCOME TAXES

The Company’s earnings (loss) before income tax expense consists of the following:

	Year Ended December 31,
(in thousands)	2020	2019	2018
U.S. operations	(112,671)	4,999	16,597
Foreign operations	267,400	511,006	415,287
Earnings before income taxes	154,729	516,005	431,884

The provision for income tax consists of the following:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Federal:
Current	$(30,094)	$22,899	$11,379
Deferred	(2,208)	(3,583)	(3,971)
Total federal	(32,302)	19,316	7,408
State:
Current	3,841	6,384	5,408
Deferred	(3,070)	(813)	(1,316)
Total state	771	5,571	4,092
Foreign:
Current	56,530	66,656	53,071
Deferred	(16,497)	(2,790)	(3,960)
Total foreign	40,033	63,866	49,111
Total income tax expense	$8,502	$88,753	$60,611

Income taxes differ from the statutory tax rates as applied to earnings before income taxes as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Expected income tax expense	$32,493	$108,361	$90,696
State income tax, net of federal benefit	(2,394)	1,278	3,051
Rate differential on foreign income	(27,426)	(43,327)	(40,065)
Change in unrecognized tax benefits	6,084	2,739	820
Non-deductible compensation	7,119	7,126	6,269
Tax credits	(6,312)	(3,264)	(2,539)
Excess tax (benefit) on stock compensation	703	(251)	(1,557)
Benefits provided by the CARES Act	(15,863)	—	—
Non-deductible share cancellation	4,048	—	—
U.S. transition tax	—	—	(10,963)
U.S. tax on foreign earnings	—	9,786	9,956
Other	(463)	3,440	2,077
Change in valuation allowance	10,513	2,865	2,866
Income tax expense	$8,502	$88,753	$60,611
Effective tax rate	5.5%	17.2%	14.0%

The Company’s provision for income tax expense (benefit) and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the non-U.S. jurisdictions in which the Company has operations, the applicable statutory rates are generally lower than in the U.S., ranging from 0.0% to 34.0%. The Company’s provision for income tax expense (benefit) was calculated using the applicable rate for each jurisdiction applied to the Company’s pre-tax earnings (loss) with application of transfer pricing considerations in each jurisdiction, while the Company’s effective tax rate is calculated by dividing income tax expense (benefit) by earnings before income taxes. For 2020, the effective tax rate was lower than the U.S. federal and state combined statutory rate of approximately 25%, primarily because of earnings from foreign operations in jurisdictions imposing either lower tax rates on corporate earnings or no corporate income tax. Additionally, the 2020 effective tax rate reflects the favorable impact of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, enacted on March 27, 2020. Due to changes in the ownership structure of the Company’s international operations that took effect in December 2020, the Company realized a $15.9 million tax benefit related to the net operating loss carryback provisions of the CARES Act. The Company also received a $4.8 million reduction in payroll taxes as a result of the Employee Retention Credit provisions of the CARES Act.

The Company is subject to a tax on global intangible low-taxed income (“GILTI”). GILTI taxes foreign income in excess of a deemed return on tangible assets of foreign corporations and is treated as a period cost.

The tax effects of temporary differences giving rise to deferred tax assets and liabilities are presented below:

	As of December 31,
(in thousands)	2020	2019
Deferred tax assets:
Inventory adjustments	$5,788	$6,954
Accrued expenses	59,266	50,847
Allowances for bad debts and chargebacks	5,820	4,809
Loss carryforwards	34,396	28,605
Business credit carryforward	13,130	8,262
Share-based compensation	5,194	4,521
Operating lease liabilities	305,261	261,984
Valuation allowance	(43,557)	(33,044)
Total deferred tax assets	385,298	332,938
Deferred tax liabilities:
Prepaid expenses	8,076	5,586
Right-of-use assets	305,231	261,984
Depreciation on property, plant and equipment	19,546	16,602
Total deferred tax liabilities	332,853	284,172
Net deferred tax assets	$52,445	$48,766

At December 31, 2020, combined foreign net operating loss carry-forwards were approximately $109.5 million, of which $0.1 million expire in 2021 and $27.4 million can be carried forward indefinitely. A valuation allowance of $26.5 million is recorded for the amount which is not likely to be fully utilized. The $10.5 million increase in the valuation allowance primarily relates to increases in deferred tax assets in certain foreign non-benefited loss jurisdictions.

State tax credit and net operating loss carry-forwards at December 31, 2020 were $10.8 million and $53.4 million. These tax credit and net operating loss carry-forward amounts begin to expire in 2024 and 2026. No valuation allowance has been recorded, as the Company believes they will be fully utilized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of December 31,
(in thousands)	2020	2019
Beginning balance	$10,566	$7,975
Additions for current year tax positions	9,804	1,795
Additions for prior year tax positions	2,735	1,638
Reductions related to lapse of statute of limitations	(1,594)	(842)
Ending balance	$21,511	$10,566

Current unrecognized tax benefits are recorded as a reduction in prepaid expense and included in tax expense when recorded. Long-term unrecognized tax benefits are recorded as an increase in long-term taxes payable with a portion included in tax expense and a portion recorded as a reduction in deferred tax liabilities when recorded. If recognized, $17.9 million of unrecognized tax benefits would be recorded as a reduction in income tax expense, and $3.6 million would be recorded as an increase in deferred tax liabilities.

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

The Company estimates interest and penalties related to income tax matters which are included in income tax expense. Amounts were $0.3 million, $0.4 million, and $0.2 million for the years ended December 31, 2020, 2019, and 2018. Accrued interest and penalties were $2.4 million and $2.1 million as of December 31, 2020 and 2019.

As of December 31, 2020, the Company’s tax filings are generally subject to examination in the U.S. and most foreign jurisdictions for years ending on or after December 31, 2016, and in several Asian and European tax jurisdictions for years ending on or after December 31, 2010. During the year, the Company reduced the balance of unrecognized tax benefits by $1.6 million as a result of expiring statutes and there was no reduction in the balance of unrecognized tax benefits from the settlement of domestic and foreign audits. It is reasonably possible that certain domestic and foreign statutes will expire, and certain domestic and foreign audits will be settled during the next twelve months which would reduce the balance of 2020 and prior year unrecognized tax benefits by $1.3 million and $2.6 million.

The Company’s cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet the Company’s liquidity needs in the U.S. for the next twelve months. However, the Company may repatriate certain funds held outside the U.S. for which all applicable U.S. and non-U.S. tax has been fully provided as of December 31, 2020. The Company has provided for the tax impact of expected distributions from its joint venture in China as well as from its subsidiary in Chile to its intermediate parent company in Switzerland. Otherwise, because of the need for cash for operating capital and continued overseas expansion, the Company does not foresee the need for any of its other foreign subsidiaries to distribute funds up to an intermediate foreign parent company in any form of taxable dividend. Under current applicable tax laws, if the Company chooses to repatriate some or all of the funds the Company has designated as indefinitely reinvested outside the U.S., the amount repatriated would not be subject to federal income tax but may be subject to applicable non-U.S. income and withholding taxes, and to certain state income taxes. In addition to certain tax restrictions, our joint venture in China has limitations on its distribution of earnings, as local law currently requires it to maintain $18.8 million of its earnings in a statutory reserve.
(11)	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) profit sharing plan covering employees who are 21 years of age and have completed six months of service. Company contributions to the plan are discretionary and vest over a six year period. The Company made contributions of $2.8 million, $2.4 million, and $2.3 million to the plan for the years ended December 31, 2020, 2019, and 2018.

The Skechers U.S.A., Inc. Deferred Compensation Plan (the “Plan”) allows eligible employees to defer compensation up to a maximum amount to a future date on a nonqualified basis. The Plan provides for the Company to make discretionary contributions to participating employees as determined by the Company’s Compensation Committee. Contributions were $0.3 million for the year ended December 31, 2020, and $0.1 million for each of the years ended December 31, 2019 and 2018. Deferred compensation is recognized based on the fair value of the participants’ accounts.

(12)	RELATED PARTY TRANSACTIONS

The Skechers Foundation (the “Foundation”) is a 501(c)(3) non-profit entity and not a subsidiary or otherwise affiliated with the Company. The Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer, are also officers and directors of the Foundation. During the years ended December 31, 2020, 2019, and 2018, the Company made contributions of $2.3 million, $1.0 million, and $1.0 million to the Foundation in each year.

The Company had receivables from officers and employees of $1.0 million and $0.8 million at December 31, 2020 and 2019. These amounts relate to travel advances, incidental personal purchases on Company-issued credit cards and employee loans. These receivables are short-term and are expected to be repaid within a reasonable period of time. The Company had no other significant transactions with or payables to officers, directors or significant stockholders of the Company.
(13)	SEGMENT AND GEOGRAPHIC INFORMATION

The Company has three reportable segments – Domestic Wholesale, International Wholesale and Direct-to-Consumer. Management evaluates segment performance based primarily on sales and gross margin. All other costs and expenses of the Company are analyzed on an aggregate basis and not allocated to the segments. Sales, gross profit and identifiable assets for the Company’s segments were as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Sales
Domestic Wholesale	$1,126,564	$1,247,550	$1,259,615
International Wholesale	2,257,846	2,462,632	2,054,770
Direct-to-Consumer	1,213,004	1,509,869	1,327,683
Total	$4,597,414	$5,220,051	$4,642,068
Gross profit
Domestic Wholesale	$431,603	$457,944	$468,340
International Wholesale	1,023,183	1,133,573	976,739
Direct-to-Consumer	734,995	899,640	778,526
Total	$2,189,781	$2,491,157	$2,223,605
Additions to property, plant and equipment
Domestic Wholesale	$129,165	$75,037	$29,717
International Wholesale	120,983	109,205	63,316
Direct-to-Consumer	59,768	51,869	50,003
Total	$309,916	$236,111	$143,036

	As of December 31,
(in thousands)	2020	2019
Identifiable assets
Domestic Wholesale	$1,945,681	$1,472,323
International Wholesale	2,436,568	2,100,042
Direct-to-Consumer	1,430,120	1,320,578
Total	$5,812,369	$4,892,943

The following summarizes the Company’s operations in different geographic areas:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Sales (1)
United States	$1,913,409	$2,197,391	$2,128,100
International	2,684,005	3,022,660	2,513,968
Total	$4,597,414	$5,220,051	$4,642,068

	As of December 31,
(in thousands)	2020	2019
Property, plant and equipment, net (1)
United States	$535,648	$439,132
International	399,793	299,793
Total	$935,441	$738,925

(1)

During the years ended December 31, 2020, 2019 and 2018, sales in China were $924.5 million, $850.0 million and $744.0 million. Property, plant and equipment, net in China was $241.6 million and $146.1 million at December 31, 2020 and 2019.

During the years ended December 31, 2020, 2019 and 2018, sales to the five largest customers were approximately 8.8%, 9.6% and 10.4%.

The majority of the Company’s products are produced in China and Vietnam. The Company diversifies manufacturing among various factories to reduce risk.

The Company’s top five manufacturers produced the following:

	Percentage of Total Production Year Ended December 31,
	2020	2019	2018
Manufacturer #1	21.0%	16.0%	12.8%
Manufacturer #2	6.2%	7.3%	10.1%
Manufacturer #3	5.8%	7.2%	8.6%
Manufacturer #4	4.9%	5.1%	5.4%
Manufacturer #5	4.2%	5.0%	5.0%
	42.1%	40.6%	41.9%

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and operating lease ROU assets. Net assets held outside the U.S. were $3.1 billion and $2.6 billion at December 31, 2020 and 2019, respectively.

The Company performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable generally do not require collateral. Foreign accounts receivable are generally collateralized by letters of credit. The Company’s credit losses charged to expense for the years ended December 31, 2020, 2019 and 2018 were $19.0 million, $31.6 million and $8.0 million.

The Company’s accounts receivables, excluding the allowance for bad debts, sales returns and chargebacks, in different geographic areas are summarized as follows:

	As of December 31,
(in thousands)	2020	2019
Domestic Accounts Receivable	$230,546	$228,533
Foreign Accounts Receivable	437,816	440,876

(14)	SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The operating results for any quarter are not necessarily indicative of results for any future period. Summarized financial data are as follows:

Year Ended December 31, 2020	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Sales	$1,242,345	$729,472	$1,300,886	$1,324,711
Gross profit	547,668	368,566	625,121	648,426
Net earnings (loss)	41,160	(55,217)	82,110	78,172
Net earnings (loss) attributable to Skechers U.S.A., Inc.	49,101	(68,097)	64,278	53,282
Net earnings (loss) per share:
Basic	$0.32	$(0.44)	$0.42	$0.34
Diluted	$0.32	$(0.44)	$0.41	$0.34

Year Ended December 31, 2019	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Sales	$1,276,756	$1,258,565	$1,353,998	$1,330,732
Gross profit	590,509	609,835	653,064	637,748
Net earnings	131,019	91,998	121,734	82,501
Net earnings attributable to Skechers U.S.A., Inc.	108,758	75,180	103,090	59,532
Net earnings per share:
Basic	$0.71	$0.49	$0.67	$0.39
Diluted	$0.71	$0.49	$0.67	$0.39

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

With the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management has concluded that our internal control over financial reporting is effective as of December 31, 2020.

Our independent registered public accountants, BDO USA, LLP, audited the consolidated financial statements included in this annual report on Form 10-K and have issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2020, which is set forth below.

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

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the fourth quarter of 2020.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Skechers U.S.A., Inc.

Manhattan Beach, California
Opinion on Internal Control over Financial Reporting

We have audited Skechers U.S.A., Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the accompanying index and our report dated February 26, 2021, expressed an unqualified opinion thereon.

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

February 26, 2021

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2020 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2020 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2020 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2020 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2020 fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements: See “Index to Consolidated Financial Statements and Financial Statement Schedule” in Part II, Item 8 on page 30 of this annual report on Form 10-K.
2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” on page 59 of this annual report on Form 10-K.
ITEM 16.	FORM 10-K SUMMARY

None.

SCHEDULE II

SKECHERS U.S.A., INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Year	Costs Charged to Expenses	Deductions and Write-offs	Balance at End of Year
Year-ended December 31, 2018
Allowance for chargebacks	$12,807	$12,629	$(6,663)	$18,773
Allowance for doubtful accounts	7,709	2,856	(3,722)	6,843
Liability for sales returns and allowances	30,664	20,245	(2,443)	48,466
Reserve for shrinkage	1,737	5,771	(5,891)	1,617
Reserve for obsolescence	7,019	6,461	(2,344)	11,136
Year-ended December 31, 2019
Allowance for chargebacks	$18,773	$3,931	$(5,291)	$17,413
Allowance for doubtful accounts	6,843	2,471	(2,621)	6,693
Liability for sales returns and allowances	48,466	46,054	(25,472)	69,048
Reserve for shrinkage	1,617	5,149	(5,802)	964
Reserve for obsolescence	11,136	9,444	(14,816)	5,764
Year-ended December 31, 2020
Allowance for chargebacks	$17,413	$12,734	$(3,473)	$26,674
Allowance for doubtful accounts	6,693	19,940	(4,745)	21,888
Liability for sales returns and allowances	69,048	18,023	(9,852)	77,219
Reserve for shrinkage	964	5,348	(5,217)	1,095
Reserve for obsolescence	5,764	10,572	(9,211)	7,125

See accompanying report of independent registered public accounting firm

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Amended and Restated Certificate of Incorporation dated April 29, 1999 (incorporated by reference to exhibit number 3.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2015).

3.1(a)

Amendment to Amended and Restated Certificate of Incorporation dated September 24, 2015 (incorporated by reference to exhibit number 3.2 of the Registrant’s Form 10-Q for the quarter ended September 30, 2015).

3.2	Bylaws dated May 28, 1998 (incorporated by reference to exhibit number 3.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed on July 29, 1998).

3.2(a)	Amendment to Bylaws dated as of April 8, 1999 (incorporated by reference to exhibit number 3.2(a) of the Registrant’s Form 10-K for the year ended December 31, 2005).

3.2(b)	Second Amendment to Bylaws dated as of December 18, 2007 (incorporated by reference to exhibit number 3.1 of the Registrant’s Form 8-K filed on December 20, 2007).

3.2(c)	Third Amendment to Bylaws dated as of May 15, 2019 (incorporated by reference to exhibit number 3.1 of the Registrant’s Form 8-K filed on May 17, 2019).

4.1

Form of Specimen Class A Common Stock Certificate (incorporated by reference to exhibit number 4.1 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-60065), filed on May 12, 1999).

4.20	Description of Securities.

10.1*	Skechers U.S.A., Inc. Deferred Compensation Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed on May 3, 2013).

10.1(a)*	First Amendment to the Skechers U.S.A., Inc. Deferred Compensation Plan

10.2*	2006 Annual Incentive Compensation Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on April 29, 2016).

10.2(a)*	First Amendment to the 2006 Annual Incentive Compensation Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed on April 29, 2016).

10.3*	2007 Incentive Award Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed on May 24, 2007).

10.4*	2017 Incentive Award Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on May 1, 2017).

10.5*

Form of Restricted Stock Agreement (Time-based Vesting) under 2017 Incentive Award Plan (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-K for the year ended December 31, 2017).

10.6*	Form of Restricted Stock Agreement (Performance-based Vesting) under 2017 Incentive Award Plan.

10.7*	2018 Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed on May 1, 2017).

10.8

Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-K for the year ended December 31, 1999).

10.9

Registration Rights Agreement dated June 9, 1999, between the Registrant, the Greenberg Family Trust and Michael Greenberg (incorporated by reference to exhibit number 10.7 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999).

10.10*

Tax Indemnification Agreement dated June 8, 1999, between the Registrant and certain shareholders (incorporated by reference to exhibit number 10.8 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999).

10.11*

Employment Agreement, executed May 23, 2019, effective as of January 1, 2019, between the Registrant and Michael Greenberg (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed on May 24, 2019).

10.12

Employment Agreement, executed May 23, 2019, effective as of January 1, 2019, between the Registrant and David Weinberg (incorporated by reference to exhibit 10.2 of the Registrant’s Form 8-K filed on May 24, 2019).

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.13

Credit Agreement dated June 30, 2015, by and among the Registrant, certain of its subsidiaries who are also borrowers under the Agreement, certain of its subsidiaries who are guarantors under the Agreement, and Bank of America, N.A., MUFG Union Bank, N.A. and HSBC Bank USA, National Association (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed on July 7, 2015).

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

10.14(a)

First Amendment to Amended and Restated Limited Liability Company Agreement dated August 11, 2015 by and between Skechers R.B., LLC, a Delaware limited liability company and wholly owned subsidiary of the Registrant, and HF Logistics I, LLC, regarding the ownership and management of the joint venture, HF Logistics-SKX, LLC, a Delaware limited liability company (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed on August 17, 2015).

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

10.14(c)

Third Amendment to Amended and Restated Limited Liability Company Agreement dated December 26, 2019 by and between Skechers R.B., LLC, a Delaware limited liability company and wholly owned subsidiary of the Registrant, and HF Logistics I, LLC, regarding the ownership and management of the joint venture, HF Logistics-SKX, LLC, a Delaware limited liability company (incorporated by reference to exhibit number 10.14(c) of the Registrant’s Form 10-K for the year ended December 31, 2019).

10.15

Amended and Restated Loan Agreement dated as of August 12, 2015, by and among HF Logistics-SKX T1, LLC, which is a wholly owned subsidiary of a joint venture entered into between HF Logistics I, LLC, and Skechers R.B., LLC, a Delaware limited liability company and wholly owned subsidiary of the Registrant, Bank of America, N.A., as administrative agent and as a lender, and CIT Bank, N.A. and Raymond James Bank, N.A., as lenders (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed on August 17, 2015).

10.15(a)**

First Amendment to Amended and Restated Loan Agreement dated as of March 18, 2020, by and among HF Logistics-SKX T1, LLC, which is a wholly owned subsidiary of a joint venture entered into between HF Logistics I, LLC, and Skechers R.B., LLC, a Delaware limited liability company and wholly owned subsidiary of the Registrant, Bank of America, N.A., as administrative agent and as a lender, and CIT Bank, N.A. and Raymond James Bank, N.A., as lenders.(incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed on March 24, 2020).

10.16

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

10.17

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

10.18**

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

10.19

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

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

10.20

Credit Agreement dated November 21, 2019, by and among the Registrant, and Bank of America, N.A., HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A. and other lenders (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with Securities and Exchange Commission on November 21, 2019).

10.21

Guaranty dated November 21, 2019, by and among Skechers USA Retail, LLC, a California limited liability company and wholly owned subsidiary of the Registrant, Bank of America, N.A. and other lenders (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with Securities and Exchange Commission on November 21, 2019).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1***	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data file - the cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020 has been formatted in Inline XBRL.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California on the 26th day of February 2021.

SKECHERS U.S.A., INC.

By:	/s/ Robert Greenberg
Robert Greenberg
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert Greenberg	Chairman of the Board and Chief Executive Officer	February 26, 2021
Robert Greenberg	(Principal Executive Officer)

/s/ Michael Greenberg	President and Director	February 26, 2021
Michael Greenberg

/s/ David Weinberg	Executive Vice President, Chief Operating Officer,	February 26, 2021
David Weinberg	and Director

/s/ John Vandemore	Chief Financial Officer	February 26, 2021
John Vandemore	(Principal Financial and Accounting Officer)

/s/ Katherine Blair	Director	February 26, 2021
Katherine Blair

/s/ Morton D. Erlich	Director	February 26, 2021
Morton D. Erlich

/s/ Jeffrey Greenberg	Director	February 26, 2021
Jeffrey Greenberg

/s/ Geyer Kosinski	Director	February 26, 2021
Geyer Kosinski

/s/ Richard Rappaport	Director	February 26, 2021
Richard Rappaport

/s/ Richard Siskind	Director	February 26, 2021
Richard Siskind

/s/ Thomas Walsh	Director	February 26, 2021
Thomas Walsh