Form 10-Q
period 2021-03-31
SKECHERS USA INC
filed 2021-05-07
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 30, 2021, 134,172,217 shares of the registrant’s Class A Common Stock, $0.001 par value per share, were outstanding.

As of April 30, 2021, 20,949,425 shares of the registrant’s Class B Common Stock, $0.001 par value per share, were outstanding.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of March 31,	As of December 31,
(in thousands, except par values)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$1,284,540	$1,370,826
Short-term investments	106,028	100,767
Trade accounts receivable, less allowances of $47,468 and $48,562	798,836	619,800
Other receivables	70,758	69,222
Total receivables	869,594	689,022
Inventory	1,067,437	1,016,774
Prepaid expenses and other current assets	137,138	166,962
Total current assets ($920,986 and $862,954 related to VIEs)	3,464,737	3,344,351
Property, plant and equipment, net	992,512	935,441
Operating lease right-of-use assets	1,159,339	1,171,521
Deferred tax assets	63,339	63,884
Long-term investments	124,379	108,412
Goodwill	93,497	93,497
Other assets, net	87,763	95,263
Total non-current assets ($686,035 and $682,068 related to VIEs)	2,520,829	2,468,018
TOTAL ASSETS	$5,985,566	$5,812,369
LIABILITIES AND EQUITY
Current liabilities
Current installments of long-term borrowings	$60,942	$52,250
Short-term borrowings	1,138	3,297
Accounts payable	807,949	744,077
Operating lease liabilities	217,241	204,370
Accrued expenses	184,109	208,712
Total current liabilities ($544,355 and $526,466 related to VIEs)	1,271,379	1,212,706
Long-term borrowings, excluding current installments	717,595	679,415
Long-term operating lease liabilities	1,039,763	1,065,069
Deferred tax liabilities	10,835	11,439
Other long-term liabilities	114,448	118,077
Total non-current liabilities ($385,807 and $365,235 related to VIEs)	1,882,641	1,874,000
Total liabilities	3,154,020	3,086,706
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred Stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.001 par value; 500,000 shares authorized; 134,172 and 133,618 shares issued and outstanding	134	134
Class B Common Stock, $0.001 par value; 75,000 shares authorized; 20,949 and 21,016 shares issued and outstanding	21	21
Additional paid-in capital	377,350	372,165
Accumulated other comprehensive loss	(36,349)	(27,285)
Retained earnings	2,234,973	2,136,400
Skechers U.S.A., Inc. equity	2,576,129	2,481,435
Noncontrolling interests	255,417	244,228
Total stockholders' equity	2,831,546	2,725,663
TOTAL LIABILITIES AND EQUITY	$5,985,566	$5,812,369

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Sales	$1,428,418	$1,242,345
Cost of sales	748,796	694,677
Gross profit	679,622	547,668
Royalty income	6,037	5,248
	685,659	552,916
Operating expenses
Selling	85,296	74,055
General and administrative	442,695	434,051
Selling, general and administrative	527,991	508,106
Earnings from operations	157,668	44,810
Other income (expense)
Interest income	796	2,307
Interest expense	(4,113)	(1,999)
Other, net	(10,857)	3,471
Total other income (expense)	(14,174)	3,779
Earnings before income tax expense	143,494	48,589
Income tax expense	28,985	7,429
Net earnings	114,509	41,160
Less: Net earnings (loss) attributable to noncontrolling interests	15,936	(7,941)
Net earnings attributable to Skechers U.S.A., Inc.	$98,573	$49,101
Net earnings per share attributable to Skechers U.S.A., Inc.
Basic	$0.64	$0.32
Diluted	$0.63	$0.32
Weighted-average shares used in calculating net earnings per share attributable to Skechers U.S.A, Inc.
Basic	154,818	153,555
Diluted	155,936	154,652

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Net earnings	$114,509	$41,160
Other comprehensive income, net of tax
Loss on foreign currency translation adjustment	(12,505)	(29,764)
Comprehensive income	102,004	11,396
Less: Comprehensive income (loss) attributable to noncontrolling interests	12,495	(14,879)
Comprehensive income attributable to Skechers U.S.A., Inc.	$89,509	$26,275

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	SHARES		AMOUNT			ACCUMULATED
	CLASS A	CLASS B	CLASS A	CLASS B	ADDITIONAL	OTHER		SKECHERS	NON	TOTAL
	COMMON	COMMON	COMMON	COMMON	PAID-IN	COMPREHENSIVE	RETAINED	U.S.A., INC.	CONTROLLING	STOCKHOLDERS'
(in thousands)	STOCK	STOCK	STOCK	STOCK	CAPITAL	LOSS	EARNINGS	EQUITY	INTEREST	EQUITY
Balance at December 31, 2020	133,618	21,016	$134	$21	$372,165	$(27,285)	$2,136,400	$2,481,435	$244,228	$2,725,663
Net earnings	—	—	—	—	—	—	98,573	98,573	15,936	114,509
Foreign currency translation adjustment	—	—	—	—	—	(9,064)	—	(9,064)	(3,441)	(12,505)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	14	14
Purchase of noncontrolling interest	—	—	—	—	(6,856)	—	—	(6,856)	(3,072)	(9,928)
Net unrealized gain on derivative contract	—	—	—	—	—	—	—	—	1,752	1,752
Stock compensation expense	—	—	—	—	12,041	—	—	12,041	—	12,041
Shares issued under the incentive award plan	487	—	—	—	—	—	—	—	—	—
Conversion of Class B Common Stock into Class A Common Stock	67	(67)	—	—	—	—	—	—	—	—
Balance at March 31, 2021	134,172	20,949	$134	$21	$377,350	$(36,349)	$2,234,973	$2,576,129	$255,417	$2,831,546

Balance at December 31, 2019	131,071	22,408	$131	$22	$306,669	$(29,993)	$2,037,836	$2,314,665	$221,442	$2,536,107
Net earnings	—	—	—	—	—	—	49,101	49,101	(7,941)	41,160
Foreign currency translation adjustment	—	—	—	—	—	(22,826)	—	(22,826)	(6,938)	(29,764)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(14,865)	(14,865)
Noncontrolling interest of acquired businesses	—	—	—	—	—	—	—	—	49,045	49,045
Stock compensation expense	—	—	—	—	12,441	—	—	12,441	—	12,441
Shares issued under the incentive award plan	376	—	—	—	—	—	—	—	—	—
Shares redeemed for employee tax withholdings	(171)	—	—	—	(5,659)	—	—	(5,659)	—	(5,659)
Balance at March 31, 2020	131,276	22,408	$131	$22	$313,451	$(52,819)	$2,086,937	$2,347,722	$240,743	$2,588,465

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net earnings	$114,509	$41,160
Adjustments to reconcile net earnings to net cash from operating activities
Depreciation and amortization	33,008	39,559
Provision for bad debts and returns	7,348	26,277
Stock compensation	12,041	12,441
Deferred income taxes	(446)	(4,885)
Net settlement gain	—	(13,877)
Net foreign currency adjustments	6,015	6,513
Changes in operating assets and liabilities
Receivables	(196,331)	(187,786)
Inventory	(57,392)	77,539
Other assets	29,705	29,733
Accounts payable	69,184	(141,815)
Other liabilities	(31,415)	(19,840)
Net cash used in operating activities	(13,774)	(134,981)
Cash flows from investing activities
Capital expenditures	(84,237)	(74,887)
Purchases of investments	(71,132)	(43,788)
Proceeds from sales and maturities of investments	49,905	42,418
Net cash used in investing activities	(105,464)	(76,257)
Cash flows from financing activities
Repayments on long-term borrowings	(46)	(107)
Proceeds from long-term borrowings	46,918	570,767
Proceeds from (repayments on) short-term borrowings, net	(2,159)	7,912
Payments for employee taxes related to stock compensation	—	(5,659)
Purchase of noncontrolling interest	(9,928)	—
Contributions from noncontrolling interests	14	—
Distributions to noncontrolling interests	—	(14,865)
Net cash provided by financing activities	34,799	558,048
Effect of exchange rate changes on cash and cash equivalents	(1,847)	(12,920)
Net change in cash and cash equivalents	(86,286)	333,890
Cash and cash equivalents at beginning of the period	1,370,826	824,876
Cash and cash equivalents at end of the period	$1,284,540	$1,158,766

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$3,992	$2,000
Income taxes, net	18,291	13,044
Non-cash transactions
ROU assets exchanged for lease liabilities	42,143	9,581

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	GENERAL

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Skechers U.S.A., Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S‑X. In the opinion of management, all normal adjustments and accruals considered necessary to provide a fair statement of the results of operations for the interim periods presented have been included. The December 31, 2020 balance sheet data was derived from audited financial statements; however, the accompanying notes to condensed consolidated financial statements do not include all of the annual disclosures required under GAAP and should be read in conjunction with the Company’s 2020 Annual Report on Form 10-K.

As previously disclosed in the Company’s 2020 Annual Report on Form 10-K, the duration and magnitude of the COVID-19 pandemic remains uncertain. The COVID-19 pandemic has had and may continue to have a significant impact on the Company’s consolidated results of operations, financial position and cash flows.

Noncontrolling Interests

The Company has equity interests in several joint ventures that were established either to exclusively distribute the Company’s products throughout Mexico, Asia and the Middle East or to construct the Company’s domestic distribution facility. These joint ventures are variable interest entities (“VIE”), and the Company is considered the primary beneficiary. This determination is based on the relationships between the Company and the VIE, including management agreements, governance documents and other contractual arrangements. Specifically, the Company has both of the following characteristics: (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance; and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE, or the right to receive benefits from the entity that could potentially be significant to the VIE. The assets and liabilities and results of operations of these entities are included in the Company’s condensed consolidated financial statements, even though the Company may not hold a majority equity interest.

In March 2021, the minority interest related to the Hong Kong joint venture was purchased for $10.0 million. Other than the change in the Company’s ownership of the Hong Kong entity, which continues to be included in the Company’s condensed consolidated financial statements, there have been no changes during 2021 in the accounting treatment or characterization of any previously identified variable interest entities. The Company continues to reassess these relationships quarterly. The assets of these joint ventures are restricted, as they are not available for general business use outside the context of such joint ventures. The holders of the liabilities of each joint venture have no recourse to the Company.

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

The Company’s Level 1 investments primarily include money market funds and U.S. Treasury securities; Level 2 investments primarily include corporate notes and bonds, asset-backed securities, U.S. Agency securities, and actively traded mutual funds; and the Company does not currently have any Level 3 assets or liabilities. The Company has one Level 2 derivative instrument which is an interest rate swap related to the refinancing of its U.S. distribution center (see Note 4 – Financial Commitments) classified as other long-term liabilities. The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. Credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

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

DERIVATIVE INSTRUMENTS

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Company uses an interest rate swap as part of its interest rate risk management strategy. The Company’s interest rate swap, designated as a cash flow hedge, involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. By utilizing an interest rate swap, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of March 31, 2021, all counterparties to the interest rate swap had performed in accordance with their contractual obligations.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general income tax accounting methodology including an exception for the recognition of a deferred tax liability when a foreign subsidiary becomes an equity method investment and an exception for interim periods showing operating losses in excess of anticipated operating losses for the year. The amendment also reduces the complexity surrounding franchise tax recognition; the step up in the tax basis of goodwill in conjunction with business combinations; and the accounting for the effect of changes in tax laws enacted during interim periods. The Company adopted ASU 2019-12 on January 1, 2021, and the adoption did not have a material impact on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended and supplemented by subsequent ASUs (collectively, “ASU 2020-04”), which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for borrowing instruments, which use LIBOR as a reference rate, and is effective immediately, but is only available through December 31, 2022. The Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.
(2)	CASH, CASH EQUIVALENTS, SHORT-TERM AND LONG-TERM INVESTMENTS

The following tables show the Company’s cash, cash equivalents, short-term and long-term investments by significant investment category:

	As of March 31, 2021
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$866,621	$866,621	$866,621	$—	$—
Level 1
Money market funds	417,919	417,919	417,919	—	—
U.S. Treasury securities	22,551	22,551	—	8,362	14,189
Total level 1	440,470	440,470	417,919	8,362	14,189
Level 2
Corporate notes and bonds	138,507	138,507	—	93,422	45,085
Asset-backed securities	25,831	25,831	—	2,257	23,574
U.S. Agency securities	1,987	1,987	—	1,987	—
Mutual funds	41,531	41,531	—	—	41,531
Total level 2	207,856	207,856	—	97,666	110,190
TOTAL	$1,514,947	$1,514,947	$1,284,540	$106,028	$124,379

	As of December 31, 2020
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$946,961	$946,961	$946,961	$—	$—
Level 1
Money market funds	423,865	423,865	423,865	—	—
U.S. Treasury securities	21,146	21,146	—	8,067	13,079
Total level 1	445,011	445,011	423,865	8,067	13,079
Level 2
Corporate notes and bonds	117,253	117,253	—	83,521	33,732
Asset-backed securities	28,253	28,253	—	5,498	22,755
U.S. Agency securities	3,681	3,681	—	3,681	—
Mutual funds	38,846	38,846	—	—	38,846
Total level 2	188,033	188,033	—	92,700	95,333
TOTAL	$1,580,005	$1,580,005	$1,370,826	$100,767	$108,412

The Company’s investments consist of United States (“U.S.”) Treasury securities, corporate notes and bonds, asset-backed securities and U.S. Agency securities, which the Company has the intent and ability to hold to maturity and therefore are classified as held-to-maturity. The Company holds mutual funds in its deferred compensation plan which are classified as trading securities. The Company may sell certain of its investments prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s long-term investments are less than two years. The Company minimizes the potential risk of principal loss by investing in highly-rated securities and limiting the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio.

When evaluating an investment for its current expected credit losses, the Company reviews factors such as historical experience with defaults, losses, credit ratings, term, market sector and macroeconomic trends, including current conditions and forecasts to the extent they are reasonable and supportable.
(3)	ACCRUED EXPENSES

Accrued expenses at March 31, 2021 and December 31, 2020 are summarized as follows:

	As of March 31,	As of December 31,
(in thousands)	2021	2020
Accrued payroll, taxes, and other	$71,013	$104,004
Return reserve liability	77,675	77,219
Accrued inventory purchases	35,421	27,489
Accrued expenses	$184,109	$208,712

(4)	FINANCIAL COMMITMENTS

The Company had $37.0 million and $38.7 million of outstanding letters of credit as of March 31, 2021 and December 31, 2020, and approximately $1.1 million and $3.3 million in short-term borrowings as of March 31, 2021 and December 31, 2020.

Long-term borrowings were as follows:

	As of March 31,	As of December 31,
(in thousands)	2021	2020
Revolving Credit Facility	$452,500	$452,500
HF-T1 Distribution Center Loan	129,505	129,505
HF-T2 Distribution Center Construction Loan	36,532	22,169
China Distribution Center Construction Loan	78,302	77,501
China Operational Loans	80,497	48,743
Other	1,201	1,247
Subtotal	778,537	731,665
Less: Current installments	(60,942)	(52,250)
Total long-term borrowings	$717,595	$679,415

Revolving Credit Facility

The weighted-average annual interest rate on borrowings under the 2019 revolving credit facility was approximately 1.37% during the three months ended March 31, 2021. The credit facility was amended during the first quarter to define letters of credit.

The Company is required to maintain a maximum total adjusted net leverage ratio of 3.75:1, except in the event of an acquisition in which case the ratio may be increased at the Company’s election to 4.25:1 for the quarter in which such acquisition occurs and for the next three quarters thereafter.

As of March 31, 2021 and December 31, 2020, the unused credit capacity was $10.5 million and $8.8 million, respectively, on the Company’s 2019 revolving credit facility. The Company was in compliance with the financial covenants under the 2019 credit facility as of March 31, 2021.

HF-T1 Distribution Center Loan

The Company’s joint venture with HF Logistics I, LLC (“HF”), HF Logistics-SKX, LLC (the “JV”), through a wholly-owned subsidiary of the JV (“HF-T1”), entered into a $129.5 million construction loan agreement which matures on March 18, 2025 (the “HF-T1 2020 Loan”) with interest of LIBOR Daily Floating Rate plus a margin of 1.75% per annum.

HF-T1 also entered into an ISDA master agreement (together with the schedule related thereto, the “Swap Agreement”) with Bank of America, N.A. to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. The Company’s objective in using the Swap Agreement is to stabilize interest expense and manage exposure to interest rate volatility. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the “Interest Rate Swap”) as amended (the “Swap Agreement Amendment”) on March 18, 2020 with Bank of America, N.A with a maturity date of March 18, 2025. The Swap Agreement Amendment fixes the effective interest rate on the HF-T1 2020 Loan at 2.55% per annum. The HF-T1 2020 Loan and Swap Agreement Amendment are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under the Company’s 2019 Credit Agreement.

The Interest Rate Swap involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of both March 31, 2021 and December 31, 2020, the Interest Rate Swap had an aggregate notional amount of $129.5 million. Under the terms of the Swap Agreement Amendment, the Company will pay a weighted-average fixed rate of 0.795% on the notional amount and receive payments from the counterparty based on the 30-day LIBOR rate, effectively modifying the Company’s exposure to interest rate risk by converting floating-rate debt to a fixed rate of 4.08%.

HF-T2 Distribution Center Construction Loan

The weighted-average annual interest rate on borrowings under the 2020 distribution center construction loan was approximately 2.02% during the three months ended March 31, 2021. The obligations of the JV under this loan are guaranteed by TGD Holdings I, LLC, which is an affiliate of HF.

China Distribution Center Construction Loan

The interest rate at March 31, 2021 was 4.15% and may increase or decrease over the life of the loan, and will be evaluated every 12 months. Beginning in 2021, the principal of the loan will be repaid in semi-annual installments of variable amounts. The obligations of the China distribution center construction loan, entered through the Company’s Taicang Subsidiary are jointly and severally guaranteed by the Company’s China joint venture. As of March 31, 2021, the outstanding balance under this loan included approximately $13.9 million classified as short-term borrowings in the Company’s condensed consolidated balance sheets.

China Operational Loans

The balance of working capital loans was approximately $61.4 million with interest rates ranging from 1.73% to 3.65% per annum as of March 31, 2021. The balance of working capital loans as of December 31, 2020 was approximately $30.1 million with interest rates ranging from 1.75% to 3.92% per annum. The balance of loans related to a corporate office building in Shanghai was approximately $19.1 million and $18.6 million as of March 31, 2021 and December 31, 2020 with interest at 4.28% per annum, for both periods, payable at terms agreed by the lender. As of March 31, 2021, the outstanding balance under this loan included approximately $47.0 million classified as short-term borrowings in the Company’s condensed consolidated balance sheets.
(5)	STOCK COMPENSATION

INCENTIVE AWARD PLAN

As of March 31, 2021, there were 5,121,800 shares available for grant as equity awards under the 2017 Incentive Award Plan. In the first quarter of 2021, the Company granted restricted stock with time-based vesting as well as performance-based awards. The performance-based awards include a market condition tied to the Company’s total shareholder return in relation to its peer companies as well as a financial performance condition tied to annual EPS growth. The vesting and ultimate payout of performance awards is determined at the end of the three-year performance period and can vary from zero to 200% based on actual results.

The Company issued the following stock-based instruments:

	Three Months Ended March 31,
	2021		2020
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value
Restricted stock	406,250	$39.53	1,013,500	$36.96
Performance-based restricted stock	108,750	$38.95	—	$—
Market-based restricted stock	108,750	$54.34	—	$—

A summary of the status and changes of the Company’s unvested shares is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2020	3,112,023	$35.06
Granted	623,750	$42.01
Vested	(487,550)	$36.59
Cancelled	(8,500)	$37.31
Unvested at March 31, 2021	3,239,723	$36.16

The Company determines the fair value of restricted stock awards and any performance-related components based on the closing market price of the Company’s common stock on the date of grant. For share-based awards that have a performance-based vesting requirement, the Company evaluates the probability of achieving the performance criteria throughout the performance period and will adjust stock compensation expense up or down based on its estimated probable outcome. Certain performance-based awards contain market condition components which are valued on the date of grant using a Monte Carlo simulation model.

For the three months ended March 31, 2021 and 2020, the Company recognized $12.0 million and $12.4 million of compensation expense for grants under the 2017 Incentive Award Plan. As of March 31, 2021, the balance of unamortized stock compensation was $92.9 million which is expected to be recognized over a weighted-average period of 2.06 years.

(6)	EARNINGS PER SHARE

Basic EPS and diluted EPS are calculated by dividing net earnings by the following: for basic EPS, the weighted-average number of common shares outstanding for the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive common shares using the treasury stock method.

The calculation of EPS is as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Net earnings attributable to Skechers U.S.A., Inc.	$98,573	$49,101

Weighted-average common shares outstanding, basic	154,818	153,555
Dilutive effect of nonvested shares	1,118	1,097
Weighted-average common shares outstanding, diluted	155,936	154,652
Anti-dilutive common shares excluded above	52,792	36,766
Net earnings attributable to Skechers U.S.A., Inc. per common share
Basic	$0.64	$0.32
Diluted	$0.63	$0.32

(7)	INCOME TAXES

The tax provisions for the three months ended March 31, 2021 and 2020 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary. The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which the Company has operations, the applicable statutory rates range from 0.0% to 34.0%, which is on average significantly lower than the U.S. federal and state combined statutory rate of approximately 24.5%. The Company’s effective tax rate was 20.2% and 15.3% for the three months ended March 31, 2021 and 2020. The increase primarily reflects the increased profitability in certain higher tax jurisdictions such as China and the United States.

(8)	RELATED PARTY TRANSACTIONS

The Skechers Foundation (the “Foundation”) is a 501(c)(3) non-profit entity and not a subsidiary or otherwise affiliated with the Company. The Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer, are also officers and directors of the Foundation. During the three months ended March 31, 2021 and 2020, the Company made contributions of $500,000 to the Foundation in each period. In March 2021, the Company purchased two properties for $2.7 million, from an entity controlled by its President, Michael Greenberg, to facilitate future expansion of our corporate office buildings in Manhattan Beach, California. The terms of the sale were no less favorable than could be obtained from an unrelated third party.
(9)	SEGMENT AND GEOGRAPHIC INFORMATION

The Company has three reportable segments – Domestic Wholesale, International Wholesale and Direct-to-Consumer. Management evaluates segment performance based primarily on sales and gross margin. All other costs and expenses of the Company are analyzed on an aggregate basis and not allocated to the segments. The following summarizes the Company’s operations by segment and geographic area for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2021	2020
Sales
Domestic Wholesale	$374,665	$377,962
International Wholesale	712,175	575,199
Direct-to-Consumer	341,578	289,184
Total	$1,428,418	$1,242,345

Gross profit
Domestic Wholesale	$139,924	$145,277
International Wholesale	320,781	240,475
Direct-to-Consumer	218,917	161,916
Total	$679,622	$547,668

Sales (1)
United States	$602,117	$555,174
International	826,301	687,171
Total	$1,428,418	$1,242,345
(1)	During the three months ended March 31, 2021 and 2020, sales in China were $250.6 million and $91.3 million.

The Company’s sales to its five largest customers accounted for approximately 9.5% and 11.4% of total sales for the three months ended March 31, 2021 and 2020.

The following summarizes the Company’s assets by segment and geographic area for the periods indicated:

(in thousands)	As of March 31, 2021	As of December 31, 2020
Identifiable assets
Domestic Wholesale	$1,971,630	$1,945,681
International Wholesale	2,616,429	2,436,568
Direct-to-Consumer	1,397,507	1,430,120
Total	$5,985,566	$5,812,369

	Three Months Ended March 31,
(in thousands)	2021	2020
Additions to property, plant and equipment
Domestic Wholesale	$64,121	$11,818
International Wholesale	10,813	44,900
Direct-to-Consumer	9,303	18,169
Total	$84,237	$74,887

(in thousands)	As of March 31, 2021	As of December 31, 2020
Property, plant and equipment, net (1)
United States	$588,542	$535,648
International	403,970	399,793
Total	$992,512	$935,441
(1)	Property, plant and equipment, net in China was $245.4 million and $241.6 million at March 31, 2021 and December 31, 2020.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the U.S. were $3.7 billion and $3.1 billion at March 31, 2021 and December 31, 2020, respectively.

The Company performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable generally do not require collateral. Foreign accounts receivable are generally collateralized by letters of credit. The Company’s credit losses charged to expense for the three months ended March 31, 2021 and 2020 were $6.3 million and $1.5 million.

The Company’s accounts receivables, excluding the allowance for bad debts, sales returns and chargebacks, in different geographic areas are summarized as follows:

(in thousands)	As of March 31, 2021	As of December 31, 2020
Domestic Accounts Receivable	$314,131	$230,546
Foreign Accounts Receivable	532,173	437,816

For the periods presented below, the Company’s top five manufacturers produced, as a percentage of total production, the following:

	Three Months Ended March 31,
	2021	2020
Manufacturer #1	18.6%	24.9%
Manufacturer #2	5.0%	7.5%
Manufacturer #3	4.8%	6.7%
Manufacturer #4	4.8%	3.9%
Manufacturer #5	4.3%	3.7%
	37.5%	46.7%

(10)	COMMITMENTS AND CONTINGENCIES

In accordance with GAAP, the Company records a liability in its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of March 31, 2021, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and Notes thereto in Item 1 of this report and our annual report on Form 10-K for the year ended December 31, 2020.

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

•

other factors referenced or incorporated by reference in our annual report on Form 10-K for the year ended December 31, 2020 under the captions “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

OVERVIEW

Sales were a new quarterly record of $1.4 billion, reflecting growth in our International Wholesale and Direct-to-Consumer segments despite continued impacts to global markets and business channels from the COVID-19 pandemic. The quarter began as expected with the pandemic continuing to influence tepid consumer trends worldwide, especially as many markets reinstituted lockdowns. However, mid-quarter, we began seeing signs of consumer engagement and optimism domestically that we have not seen in over a year. Consumers are returning to a new normalcy, one that involves more walking, more comfort on the job, and a casual lifestyle mindset. We are a natural choice for any demographic worldwide with comfort technology at our core.

We continue to invest for growth with a focus on enhancing our global infrastructure.

•

To further enhance our consumer shopping experience, we updated our point of sale system in our domestic retail locations, including enhancements to our omnichannel capabilities, and began plans to launch new e-commerce sites internationally.

•	We are in the process of opening new distribution centers in Peru, the United Kingdom and Japan.
•	Our new China distribution center remains on-track for full implementation by mid-year.
•	Development continued on our North American distribution center expansion, which we expect to be completed in 2022.
•	We opened 12 company-owned stores and 183 third-party Skechers stores globally.

RESULTS OF OPERATIONS

We have three reportable segments – Domestic Wholesale, International Wholesale, and Direct-to-Consumer, which includes results from both our retail store and e-commerce channels. We evaluate segment performance based primarily on sales and gross margin.

The following table sets forth, for the periods indicated, selected information from our results of operations:

	Three Months Ended March 31,		Change
(in thousands)	2021	2020	$	%
Sales	$1,428,418	$1,242,345	$186,073	15.0
Cost of sales	748,796	694,677	54,119	7.8
Gross profit	679,622	547,668	131,954	24.1
Gross margin	47.6%	44.1%		350	bps
Royalty income	6,037	5,248	789	15.0
	685,659	552,916	132,743	24.0
Operating expenses:
Selling	85,296	74,055	11,241	15.2
General and administrative	442,695	434,051	8,644	2.0
Selling, general and administrative	527,991	508,106	19,885	3.9
Earnings from operations	157,668	44,810	112,858	251.9
Interest income	796	2,307	(1,511)	(65.5)
Interest expense	(4,113)	(1,999)	(2,114)	105.8
Other, net	(10,857)	3,471	(14,328)	(412.8)
Earnings before income tax expense	143,494	48,589	94,905	195.3
Income tax expense	28,985	7,429	21,556	290.2
Net earnings	114,509	41,160	73,349	178.2
Less: Net earnings (loss) attributable to noncontrolling interests	15,936	(7,941)	23,877	(300.7)
Net earnings attributable to Skechers U.S.A., Inc.	$98,573	$49,101	$49,472	100.8

Sales

Sales increased $186.1 million, or 15.0%, to $1.4 billion as compared to $1.2 billion as a result of a 20.2% increase in the Company’s international sales and an 8.5% increase in domestic sales. Increases in international sales were driven by wholesale. Domestic sales increases were driven by direct-to-consumer, partially offset by a slight decline in wholesale. Our International Wholesale segment sales increased 23.8% and Direct-to-Consumer segment sales increased 18.1% offset by decreased Domestic Wholesale segment sales of 0.9%.

Gross margin

Gross margin increased 350 basis points to 47.6% compared to 44.1% as a result of increased margins in both the International Wholesale and Direct-to-Consumer segments. The strong margin performance was driven by an increase in selling price across all channels and a favorable mix of e-commerce sales.

Selling expenses

Selling expenses increased by $11.2 million, or 15.2%, to $85.3 million from $74.1 million primarily due to higher domestic marketing spending of $12.0 million. As a percentage of sales, selling expenses were 6.0% for both of the three-month periods ended March 31, 2021 and 2020.

General and administrative expenses

General and administrative expenses increased by $8.6 million, or 2.0%, primarily driven by increased global warehouse and distribution expenses of $21.8 million, offset by reduced retail labor of $10.0 million.

Other income (expense)

Interest income decreased $1.5 million to $0.8 million as compared to $2.3 million, primarily due to lower average interest rates compared to the prior year period. Interest expense increased $2.1 million due to a full quarter of borrowing under our credit facility in the current year and additional borrowings to support China operations. Other decreased $14.3 million as a result of a $13.9 million gain related to the acquisition of our Mexico joint venture in the prior year.

Income taxes

Income tax expense and the effective tax rate were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Income tax expense	$28,985	$7,429
Effective tax rate	20.2%	15.3%

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (losses) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0.0% to 34.0%, which on average are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 24.5%. For the quarter, the increase in the effective tax rate was primarily due to increased profitability in certain higher tax jurisdictions such as China and the United States.

Noncontrolling interest in net income of consolidated subsidiaries

Net earnings attributable to noncontrolling interest increased $23.9 million to $15.9 million as compared to a loss of $7.9 million, primarily due to increased profitability by our joint ventures, due to reduced impacts related to the COVID-19 pandemic. Noncontrolling interest represents the share of net earnings that is attributable to our joint venture partners.

RESULTS OF SEGMENT OPERATIONS

Domestic Wholesale

	Three Months Ended March 31,		Change
(in thousands)	2021	2020	$	%
Sales	$374,665	$377,962	$(3,297)	(0.9)
Gross profit	139,924	145,277	(5,353)	(3.7)
Gross margin	37.3%	38.4%		(110	) bps

Domestic Wholesale sales decreased $3.3 million, or 0.9% to $374.7 million. Sales volume decreased slightly to 16.9 million pairs sold, partially offset by an increase in average selling price. The average selling price increased to $21.89 per pair from $21.32.

Domestic Wholesale gross margin decreased 110 basis points to 37.3% due to higher cost per pair partially offset by an increase in the average selling price.

International Wholesale

	Three Months Ended March 31,		Change
(in thousands)	2021	2020	$	%
Sales	$712,175	$575,199	$136,976	23.8
Gross profit	320,781	240,475	80,306	33.4
Gross margin	45.0%	41.8%		320	bps

International Wholesale sales increased $137.0 million, or 23.8%, to $712.2 million compared to sales of $575.2 million, primarily driven by growth in China of 174.4%, partially offset by an 8.1% decline in Europe and a 6.5% decline in distributor sales. Direct sales by our foreign subsidiaries and joint ventures were $632.0 million, an increase of $142.6 million, or 29.1%. Volume increased 12.7% in the number of units sold and average selling price per unit increased 9.9%.

International Wholesale gross margin increased 320 basis points to 45.0% primarily due to the aforementioned increase in average selling price per unit and a favorable mix of joint venture sales.

Direct-to-Consumer

	Three Months Ended March 31,		Change
(in thousands)	2021	2020	$	%
Sales	$341,578	$289,184	$52,394	18.1
Gross profit	218,917	161,916	57,001	35.2
Gross margin	64.1%	56.0%		810	bps

Direct-to-Consumer sales increased $52.4 million, or 18.1%, to $341.6 million as compared to sales of $289.2 million, primarily driven by an increase in e-commerce sales of 143.0% and an increase in retail sales of 13.6%. Direct-to-Consumer comparable same store sales increased 10.2%, including increases of 25.7% domestically, partially offset by decreases of 27.4% internationally. Average selling price per unit increased 9.8% and volume increased 7.6% in the number of units sold.

Direct-to-Consumer gross margin increased 810 basis points to 64.1%, primarily driven by a higher mix of e-commerce sales which have higher margins as well as the aforementioned increase in average selling price per unit.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity outlook

Our liquidity remains ample and we believe we are well-positioned to endure the economic environment associated with the COVID-19 pandemic. As a precautionary measure, in March 2020, we borrowed $490.0 million on our unsecured revolving credit facility. At March 31, 2021, we have unused credit capacity of $10.5 million along with an additional $250.0 million available through an accordion feature on the unsecured revolving credit facility. We continue to partner with our vendors, landlords, and lenders to maximize our liquidity and mitigate cash flow risk. We believe that anticipated cash flows from operations, existing cash and investments balances, available borrowings under our credit agreement, and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements for the next twelve months.

As of March 31, 2021, we had approximately $1.3 billion in cash and cash equivalents, of which $741.3 million, or 58%, was held outside the U.S. Of the $741.3 billion held outside of the U.S., approximately $379.3 million is available for repatriation to the U.S. without incurring U.S. federal income taxes and applicable non-U.S. income and withholding taxes in excess of the amounts accrued in our Condensed Consolidated Financial Statements as of March 31, 2021.

Cash Flows

Our working capital at March 31, 2021 was $2.2 billion, an increase of $0.1 billion from working capital of $2.1 billion at December 31, 2020. Our cash and cash equivalents at March 31, 2021 were $1.3 billion, compared to $1.4 billion at December 31, 2020. Our primary sources of operating cash are collections from customers. Our primary uses of cash are inventory purchases, selling, general and administrative expenses and capital expenditures.

Operating Activities

For the three months ended March 31, 2021, net cash used in operating activities was $13.8 million as compared to $135.0 million for the three months ended March 31, 2020. On a comparative year-over-year basis, the $121.2 million decrease in net cash used in operating activities primarily resulted from the timing of payments to vendors and increased net earnings, partially offset by increased inventory purchases.

Investing Activities

Net cash used in investing activities was $105.5 million for the three months ended March 31, 2021 as compared to $76.3 million for the three months ended March 31, 2020. The $29.2 million increase was primarily due to an increase in investment purchases of $27.3 million. Capital expenditures for the three months ended March 31, 2021 were approximately $84.2 million, which consisted primarily of approximately $42.9 million related to the expansion of our joint-venture owned domestic distribution center, $13.8 million related to investments in our new corporate offices in California and $12.4 million related to investments in our direct-to-consumer technology and retail stores. We expect our ongoing capital expenditures for the remainder of 2021 to be approximately $200.0 million to $250.0 million, which is primarily related to the expansion of our worldwide distribution capabilities, continued investments in retail and e-commerce technologies and stores, and our new corporate offices in California. We expect to fund ongoing capital expenses through a combination of borrowings and available cash.

Financing Activities

Net cash provided by financing activities was $34.8 million during the three months ended March 31, 2021 compared to $558.0 million in net cash provided by financing activities during the three months ended March 31, 2020. The $523.2 million decrease is primarily reduced proceeds from long-term borrowings of $523.8 million.

Capital Resources and Prospective Capital Requirements

Financing Arrangements

As of March 31, 2021, outstanding short-term and long-term borrowings were $779.7 million, of which $452.5 million relates to our unsecured revolving credit facility, $244.3 million relates to loans for our domestic and China distribution centers, $80.5 million relates to our operations in China and the remainder relates to our international operations. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants related to our short-term and long-term borrowings as of the date of this quarterly report. See Note 4 – Financial Commitments of the Condensed Consolidated Financial Statements for additional information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the design and effectiveness of our disclosure controls and procedures, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the SEC’s rules and forms. Our CEO and CFO also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 1A. RISK FACTORS

There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities: None.

(b) Use of Proceeds from Registered Securities: None.

(c) Issuer Purchases of Equity Securities: None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	First Amendment to Credit Agreement dated March 23, 2021, by and among the Registrant, and Bank of America, N.A., HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A. and other lenders.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of Skechers U.S.A., Inc. for the quarter ended March 31, 2021 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements

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

Date: May 7, 2021	SKECHERS U.S.A., INC.

	By:	/s/ John Vandemore
John Vandemore
Chief Financial Officer