Form 10-Q
period 2021-06-30
SKECHERS USA INC
filed 2021-08-06
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 30, 2021, 134,893,597 shares of the registrant’s Class A Common Stock, $0.001 par value per share, were outstanding.

As of July 30, 2021, 20,938,571 shares of the registrant’s Class B Common Stock, $0.001 par value per share, were outstanding.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of June 30,	As of December 31,
(in thousands, except par values)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$1,091,355	$1,370,826
Short-term investments	107,626	100,767
Trade accounts receivable, less allowances of $50,912 and $48,562	778,216	619,800
Other receivables	66,298	69,222
Total receivables	844,514	689,022
Inventory	1,057,284	1,016,774
Prepaid expenses and other current assets	145,256	166,962
Total current assets ($963,352 and $862,954 related to VIEs)	3,246,035	3,344,351
Property, plant and equipment, net	1,026,777	935,441
Operating lease right-of-use assets	1,134,145	1,171,521
Deferred tax assets	61,276	63,884
Long-term investments	122,542	108,412
Goodwill	93,497	93,497
Other assets, net	80,459	95,263
Total non-current assets ($687,307 and $682,068 related to VIEs)	2,518,696	2,468,018
TOTAL ASSETS	$5,764,731	$5,812,369
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$831,910	$744,077
Operating lease liabilities	214,271	204,370
Accrued expenses	248,996	208,712
Current installments of long-term borrowings	42,547	52,250
Short-term borrowings	575	3,297
Total current liabilities ($532,980 and $526,466 related to VIEs)	1,338,299	1,212,706
Long-term borrowings, excluding current installments	268,913	679,415
Long-term operating lease liabilities	1,015,754	1,065,069
Deferred tax liabilities	10,421	11,439
Other long-term liabilities	117,240	118,077
Total non-current liabilities ($383,826 and $365,235 related to VIEs)	1,412,328	1,874,000
Total liabilities	2,750,627	3,086,706
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred Stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.001 par value; 500,000 shares authorized; 134,884 and 133,618 shares issued and outstanding	135	134
Class B Common Stock, $0.001 par value; 75,000 shares authorized; 20,949 and 21,016 shares issued and outstanding	21	21
Additional paid-in capital	395,951	372,165
Accumulated other comprehensive loss	(34,990)	(27,285)
Retained earnings	2,372,342	2,136,400
Skechers U.S.A., Inc. equity	2,733,459	2,481,435
Noncontrolling interests	280,645	244,228
Total stockholders' equity	3,014,104	2,725,663
TOTAL LIABILITIES AND EQUITY	$5,764,731	$5,812,369

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Sales	$1,657,773	$729,472	$3,086,191	$1,971,817
Cost of sales	808,280	360,906	1,557,075	1,055,583
Gross profit	849,493	368,566	1,529,116	916,234
Royalty income	4,098	2,596	10,135	7,844
	853,591	371,162	1,539,251	924,078
Operating expenses
Selling	132,448	60,240	217,744	134,295
General and administrative	519,934	371,893	962,629	805,944
Selling, general and administrative	652,382	432,133	1,180,373	940,239
Earnings (loss) from operations	201,209	(60,971)	358,878	(16,161)
Other income (expense)
Interest income	909	1,547	1,704	3,854
Interest expense	(3,417)	(4,804)	(7,530)	(6,785)
Other, net	4,666	4,704	(6,190)	8,157
Total other income (expense)	2,158	1,447	(12,016)	5,226
Earnings (loss) before income taxes	203,367	(59,524)	346,862	(10,935)
Income tax expense (benefit)	41,544	(4,307)	70,530	3,122
Net earnings (loss)	161,823	(55,217)	276,332	(14,057)
Less: Net earnings attributable to noncontrolling interest	24,454	12,880	40,390	4,939
Net earnings (loss) attributable to Skechers U.S.A. Inc.	$137,369	$(68,097)	$235,942	$(18,996)
Net earnings (loss) per share attributable to Skechers U.S.A. Inc.
Basic	$0.88	$(0.44)	$1.52	$(0.12)
Diluted	$0.88	$(0.44)	$1.51	$(0.12)
Weighted-average shares used in calculating net earnings (loss) per share attributable to Skechers U.S.A. Inc.
Basic	155,561	154,138	155,196	153,849
Diluted	156,674	154,138	156,321	153,849

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net earnings (loss)	$161,823	$(55,217)	$276,332	$(14,057)
Other comprehensive income (loss), net of tax
Gain (loss) on foreign currency translation adjustment	3,012	(94,265)	(9,493)	(124,028)
Comprehensive income (loss)	164,835	(149,482)	266,839	(138,085)
Less: Comprehensive income (loss) attributable to noncontrolling interests	26,107	(9,966)	38,602	(24,845)
Comprehensive income (loss) attributable to Skechers U.S.A., Inc.	$138,728	$(139,516)	$228,237	$(113,240)

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	SHARES		AMOUNT			ACCUMULATED
	CLASS A	CLASS B	CLASS A	CLASS B	ADDITIONAL	OTHER		SKECHERS	NON	TOTAL
	COMMON	COMMON	COMMON	COMMON	PAID-IN	COMPREHENSIVE	RETAINED	U.S.A., INC.	CONTROLLING	STOCKHOLDERS'
(in thousands)	STOCK	STOCK	STOCK	STOCK	CAPITAL	LOSS	EARNINGS	EQUITY	INTEREST	EQUITY
Balance at March 31, 2021	134,172	20,949	$134	$21	$377,350	$(36,349)	$2,234,973	$2,576,129	$255,417	$2,831,546
Net earnings	—	—	—	—	—	—	137,369	137,369	24,454	161,823
Foreign currency translation adjustment	—	—	—	—	—	1,359	—	1,359	1,653	3,012
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(750)	(750)
Net unrealized loss on derivative contract	—	—	—	—	—	—	—	—	(129)	(129)
Stock compensation expense	—	—	—	—	14,645	—	—	14,645	—	14,645
Proceeds from the employee stock purchase plan	141	—	—	—	4,027	—	—	4,027	—	4,027
Shares issued under the incentive award plan	572	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(1)	—	—	—	(70)	—	—	(70)	—	(70)
Balance at June 30, 2021	134,884	20,949	$135	$21	$395,951	$(34,990)	$2,372,342	$2,733,459	$280,645	$3,014,104

Balance at March 31, 2020	131,276	22,408	$131	$22	$313,451	$(52,819)	$2,086,937	$2,347,722	$240,743	$2,588,465
Net earnings (loss)	—	—	—	—	—	—	(68,097)	(68,097)	12,880	(55,217)
Foreign currency translation adjustment	—	—	—	—	—	(71,419)	—	(71,419)	(22,846)	(94,265)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(16,189)	(16,189)
Net unrealized loss on derivative contract	—	—	—	—	—	—	—	—	(2,159)	(2,159)
Stock compensation expense	—	—	—	—	12,822	—	—	12,822	—	12,822
Proceeds from the employee stock purchase plan	138	—	1	—	3,686	—	—	3,687	—	3,687
Shares issued under the incentive award plan	630	—	1	—	(1)	—	—	—	—	—
Conversion of Class B Common Stock into Class A Common Stock	838	(838)	—	—	—	—	—	—	—	—
Balance at June 30, 2020	132,882	21,570	$133	$22	$329,958	$(124,238)	$2,018,840	$2,224,715	$212,429	$2,437,144

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	SHARES		AMOUNT			ACCUMULATED
	CLASS A	CLASS B	CLASS A	CLASS B	ADDITIONAL	OTHER		SKECHERS	NON	TOTAL
	COMMON	COMMON	COMMON	COMMON	PAID-IN	COMPREHENSIVE	RETAINED	U.S.A., INC.	CONTROLLING	STOCKHOLDERS'
(in thousands)	STOCK	STOCK	STOCK	STOCK	CAPITAL	LOSS	EARNINGS	EQUITY	INTERESTS	EQUITY
Balance at December 31, 2020	133,618	21,016	$134	$21	$372,165	$(27,285)	$2,136,400	$2,481,435	$244,228	$2,725,663
Net earnings	—	—	—	—	—	—	235,942	235,942	40,390	276,332
Foreign currency translation adjustment	—	—	—	—	—	(7,705)	—	(7,705)	(1,788)	(9,493)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	14	14
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(750)	(750)
Purchase of noncontrolling interest	—	—	—	—	(6,856)	—	—	(6,856)	(3,072)	(9,928)
Net unrealized gain on derivative contract	—	—	—	—	—	—	—	—	1,623	1,623
Stock compensation expense	—	—	—	—	26,686	—	—	26,686	—	26,686
Proceeds from the employee stock purchase plan	141	—	—	—	4,027	—	—	4,027	—	4,027
Shares issued under the incentive award plan	1,059	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(1)	—	—	—	(70)	—	—	(70)	—	(70)
Conversion of Class B Common Stock into Class A Common Stock	67	(67)	—	—	—	—	—	—	—	—
Balance at June 30, 2021	134,884	20,949	$135	$21	$395,951	$(34,990)	$2,372,342	$2,733,459	$280,645	$3,014,104

Balance at December 31, 2019	131,071	22,408	$131	$22	$306,669	$(29,993)	$2,037,836	$2,314,665	$221,442	$2,536,107
Net earnings (loss)	—	—	—	—	—	—	(18,996)	(18,996)	4,939	(14,057)
Foreign currency translation adjustment	—	—	—	—	—	(94,245)	—	(94,245)	(29,783)	(124,028)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(31,055)	(31,055)
Noncontrolling interest of acquired businesses	—	—	—	—	—	—	—	—	49,045	49,045
Net unrealized loss on derivative contract	—	—	—	—	—	—	—	—	(2,159)	(2,159)
Stock compensation expense	—	—	—	—	25,263	—	—	25,263	—	25,263
Proceeds from the employee stock purchase plan	138	—	1	—	3,686	—	—	3,687	—	3,687
Shares issued under the incentive award plan	1,006	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(171)	—	—	—	(5,659)	—	—	(5,659)	—	(5,659)
Conversion of Class B Common Stock into Class A Common Stock	838	(838)	—	—	—	—	—	—	—	—
Balance at June 30, 2020	132,882	21,570	$133	$22	$329,958	$(124,238)	$2,018,840	$2,224,715	$212,429	$2,437,144

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net earnings (loss)	$276,332	$(14,057)
Adjustments to reconcile net earnings (loss) to net cash from operating activities
Depreciation and amortization	66,649	71,764
Provision for bad debts and returns	12,563	12,877
Stock compensation	26,686	25,263
Deferred income taxes	1,764	(5,786)
Net settlement gain	—	(13,877)
Net foreign currency adjustments	(6,148)	3,425
Changes in operating assets and liabilities
Receivables	(156,551)	119,203
Inventory	(41,866)	33,600
Other assets	49,108	(52,426)
Accounts payable	87,345	(129,474)
Other liabilities	1,279	125,776
Net cash provided by operating activities	317,161	176,288
Cash flows from investing activities
Capital expenditures	(146,219)	(149,652)
Purchases of investments	(122,748)	(93,941)
Proceeds from sales and maturities of investments	101,759	96,654
Net cash used in investing activities	(167,208)	(146,939)
Cash flows from financing activities
Net proceeds from the employee stock purchase plan	4,027	3,687
Repayments on long-term borrowings	(477,835)	(107)
Proceeds from long-term borrowings	57,629	634,157
Proceeds from (repayments on) short-term borrowings, net	(2,722)	8,081
Payments for employee taxes related to stock compensation	(70)	(5,659)
Purchase of noncontrolling interest	(9,928)	—
Contributions from noncontrolling interests	14	—
Distributions to noncontrolling interests	(750)	(31,055)
Net cash provided by (used in) financing activities	(429,635)	609,104
Effect of exchange rate changes on cash and cash equivalents	211	(111,209)
Net change in cash and cash equivalents	(279,471)	527,244
Cash and cash equivalents at beginning of the period	1,370,826	824,876
Cash and cash equivalents at end of the period	$1,091,355	$1,352,120

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$7,354	$6,745
Income taxes, net	53,610	17,683
Non-cash transactions
Purchase price adjustment for Skechers Mexico	—	49,045
ROU assets exchanged for lease liabilities	72,833	132,052

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

The Company’s Level 1 investments primarily include money market funds and United States (“U.S.”) Treasury securities; Level 2 investments primarily include corporate notes and bonds, asset-backed securities, U.S. Agency securities, and actively traded mutual funds; and the Company does not currently have any Level 3 assets or liabilities. The Company has one Level 2 derivative instrument which is an interest rate swap related to the refinancing of its U.S. distribution center (see Note 4 – Financial Commitments) classified as other long-term liabilities. The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. Credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

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

DERIVATIVE INSTRUMENTS

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Company uses an interest rate swap as part of its interest rate risk management strategy. The Company’s interest rate swap, designated as a cash flow hedge, involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. By utilizing an interest rate swap, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of June 30, 2021, all counterparties to the interest rate swap had performed in accordance with their contractual obligations.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general income tax accounting methodology including an exception for the recognition of a deferred tax liability when a foreign subsidiary becomes an equity method investment and an exception for interim periods showing operating loss in excess of anticipated operating loss for the year. The amendment also reduces the complexity surrounding franchise tax recognition; the step up in the tax basis of goodwill in conjunction with business combinations; and the accounting for the effect of changes in tax laws enacted during interim periods. The Company adopted ASU 2019-12 on January 1, 2021, and the adoption did not have a material impact on its condensed consolidated financial statements.

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
(2)	CASH, CASH EQUIVALENTS, SHORT-TERM AND LONG-TERM INVESTMENTS

The following tables show the Company’s cash, cash equivalents, short-term and long-term investments by significant investment category:

	As of June 30, 2021
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$830,799	$830,799	$830,799	$—	$—
Level 1
Money market funds	260,556	260,556	260,556	—	—
U.S. Treasury securities	19,643	19,643	—	7,967	11,676
Total level 1	280,199	280,199	260,556	7,967	11,676
Level 2
Corporate notes and bonds	138,257	138,257	—	94,363	43,894
Asset-backed securities	26,431	26,431	—	4,698	21,733
U.S. Agency securities	598	598	—	598	—
Mutual funds	45,239	45,239	—	—	45,239
Total level 2	210,525	210,525	—	99,659	110,866
TOTAL	$1,321,523	$1,321,523	$1,091,355	$107,626	$122,542

	As of December 31, 2020
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$946,961	$946,961	$946,961	$—	$—
Level 1
Money market funds	423,865	423,865	423,865	—	—
U.S. Treasury securities	21,146	21,146	—	8,067	13,079
Total level 1	445,011	445,011	423,865	8,067	13,079
Level 2
Corporate notes and bonds	117,253	117,253	—	83,521	33,732
Asset-backed securities	28,253	28,253	—	5,498	22,755
U.S. Agency securities	3,681	3,681	—	3,681	—
Mutual funds	38,846	38,846	—	—	38,846
Total level 2	188,033	188,033	—	92,700	95,333
TOTAL	$1,580,005	$1,580,005	$1,370,826	$100,767	$108,412

The Company’s investments consist of “U.S.” Treasury securities, corporate notes and bonds, asset-backed securities and U.S. Agency securities, which the Company has the intent and ability to hold to maturity and therefore are classified as held-to-maturity. The Company holds mutual funds in its deferred compensation plan which are classified as trading securities. The Company may sell certain of its investments prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s long-term investments are less than two years. The Company minimizes the potential risk of principal loss by investing in highly-rated securities and limiting the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio.

When evaluating an investment for its current expected credit losses, the Company reviews factors such as historical experience with defaults, losses, credit ratings, term, market sector and macroeconomic trends, including current conditions and forecasts to the extent they are reasonable and supportable.
(3)	ACCRUED EXPENSES

Accrued expenses were as follows:

	As of June 30,	As of December 31,
(in thousands)	2021	2020
Accrued payroll, taxes, and other	$121,630	$104,004
Return reserve liability	81,210	77,219
Accrued inventory purchases	46,156	27,489
Accrued expenses	$248,996	$208,712

(4)	FINANCIAL COMMITMENTS

The Company had $24.5 million and $38.7 million of outstanding letters of credit as of June 30, 2021 and December 31, 2020, and approximately $0.6 million and $3.3 million in short-term borrowings as of June 30, 2021 and December 31, 2020.

Long-term borrowings were as follows:

	As of June 30,	As of December 31,
(in thousands)	2021	2020
Revolving Credit Facility	$—	$452,500
HF-T1 Distribution Center Loan	129,505	129,505
HF-T2 Distribution Center Construction Loan	47,244	22,169
China Distribution Center Construction Loan	75,669	77,501
China Operational Loans	57,866	48,743
Other	1,176	1,247
Subtotal	311,460	731,665
Less: Current installments	(42,547)	(52,250)
Total long-term borrowings	$268,913	$679,415

Revolving Credit Facility

The Company maintains a $500.0 million revolving credit facility to manage liquidity; including working capital and capital expenditures, which matures on November 21, 2024. The Company fully repaid the outstanding balance on its revolving credit facility during the second quarter of 2021. The weighted-average annual interest rate on borrowings was approximately 1.37% during the six months ended June 30, 2021. The unused credit capacity was $475.5 million and $8.8 million as of June 30, 2021 and December 31, 2020.

The Company is required to maintain a maximum total adjusted net leverage ratio of 3.75:1, except in the event of an acquisition in which case the ratio may be increased at the Company’s election to 4.25:1 for the quarter in which such acquisition occurs and for the next three quarters thereafter. The Company was in compliance with the financial covenants as of June 30, 2021.

HF-T1 Distribution Center Loan

To finance construction and improvements to the Company’s North American distribution center, the Company’s joint venture with HF Logistics I, LLC (“HF”), HF Logistics-SKX, LLC (the “JV”), through a wholly-owned subsidiary of the JV (“HF-T1”), entered into a $129.5 million construction loan agreement which matures on March 18, 2025 (the “HF-T1 2020 Loan”) with interest of LIBOR Daily Floating Rate plus a margin of 1.75% per annum.

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

The Interest Rate Swap involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of both June 30, 2021 and December 31, 2020, the Interest Rate Swap had an aggregate notional amount of $129.5 million. Under the terms of the Swap Agreement Amendment, the Company will pay a weighted-average fixed rate of 0.795% on the notional amount and receive payments from the counterparty based on the 30-day LIBOR rate, effectively modifying the Company’s exposure to interest rate risk by converting floating-rate debt to a fixed rate of 4.08%.

HF-T2 Distribution Center Construction Loan

To finance the expansion of the Company’s North American distribution center, the JV, through HF Logistics-SKX T2, LLC, a wholly-owned subsidiary of the JV (“HF-T2”) entered a construction loan agreement of up to $73.0 million which matures on April 3, 2025. The weighted-average annual interest rate on borrowings under the 2020 distribution center construction loan was approximately 2.01% during the six months ended June 30, 2021. The obligations of the JV under this loan are guaranteed by TGD Holdings I, LLC, which is an affiliate of HF.

China Distribution Center Construction Loan

The Company entered into a 700.0  million yuan loan agreement to finance the construction of its distribution center in China which matures on September 28, 2023. The interest rate at June 30, 2021 was 4.15% and may increase or decrease over the life of the loan, and will be evaluated every 12 months. Beginning in 2021, the principal of the loan will be repaid in semi-annual installments of variable amounts. The obligations of the China distribution center construction loan, entered through the Company’s Taicang Subsidiary are jointly and severally guaranteed by the Company’s China joint venture. As of June 30, 2021, the outstanding balance under this loan included approximately $16.0 million classified as short-term borrowings in the Company’s condensed consolidated balance sheets.

China Operational Loans

The Company has entered certain secured credit facilities to support the operations of its Chinese joint venture. The balance of working capital loans was approximately $39.1 million with interest rates ranging from 1.67-2.05% per annum as of June 30, 2021. The balance of working capital loans as of December 31, 2020 was approximately $30.1 million with interest rates ranging from 1.75% to 3.92% per annum. The balance of loans related to a corporate office building in Shanghai was approximately $18.7 million and $18.6 million as of June 30, 2021 and December 31, 2020 with interest at 4.28% per annum, for both periods, payable at terms agreed by the lender. As of June 30, 2021, the outstanding balance under this loan included approximately $26.6 million classified as short-term borrowings in the Company’s condensed consolidated balance sheets.

(5)	STOCK COMPENSATION

INCENTIVE AWARD PLAN

As of June 30, 2021, there were 4,832,416 shares available for grant as equity awards under the 2017 Incentive Award Plan. In the first half of 2021, the Company granted restricted stock with time-based vesting as well as performance-based awards. The performance-based awards include a market condition tied to the Company’s total shareholder return in relation to its peer companies as well as a financial performance condition tied to annual earnings per share (“EPS”) growth. The vesting and ultimate payout of performance awards is determined at the end of the three-year performance period and can vary from zero to 200% based on actual results.

The Company issued the following stock-based instruments:

	Six Months Ended June 30,
	2021		2020
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value
Restricted stock	699,300	$43.40	1,033,300	$36.71
Performance-based restricted stock	108,750	$38.95	—	$—
Market-based restricted stock	108,750	$54.34	—	$—

A summary of the status and changes of the Company’s unvested shares is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2020	3,112,023	$35.06
Granted	916,800	$44.17
Vested	(1,058,983)	$34.41
Cancelled	(12,166)	$34.55
Unvested at June 30, 2021	2,957,674	$38.12

The Company determines the fair value of restricted stock awards and any performance-related components based on the closing market price of the Company’s common stock on the date of grant. For share-based awards with a performance-based vesting requirement, the Company evaluates the probability of achieving the performance criteria throughout the performance period and will adjust stock compensation expense up or down based on its estimated probable outcome. Certain performance-based awards contain market condition components which are valued on the date of grant using a Monte Carlo simulation model.

For the three months ended June 30, 2021 and 2020, the Company recognized $14.6 million and $12.8 million of stock compensation expense. For the six months ended June 30, 2021 and 2020, the Company recognized $26.7 million and $25.3 million of stock compensation expense. As of June 30, 2021, the unamortized stock compensation of $93.2 million is expected to be recognized over a weighted-average period of 2.11 years.

STOCK PURCHASE PLAN

A total of 5,000,000 shares of Class A Common Stock are available for sale under the 2018 Employee Stock Purchase Plan (“2018 ESPP”). The 2018 ESPP provides eligible employees of the Company and its subsidiaries the opportunity to purchase shares of the Company’s Class A Common Stock at a purchase price equal to 85% of the fair market value on the first trading day or last trading day of each purchase period, whichever is lower. Eligible employees can invest up to 15% of their compensation through payroll deductions during each purchase period. The purchase price discount and the look-back feature cause the 2018 ESPP to be compensatory and the Company recognizes compensation expense, which is computed using the Black-Scholes valuation model.

(6)	EARNINGS (LOSS) PER SHARE

Basic EPS and diluted EPS are calculated by dividing net earnings (loss) by the following: for basic EPS, the weighted-average number of common shares outstanding for the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive common shares using the treasury stock method.

The calculation of EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net earnings (loss) attributable to Skechers U.S.A., Inc.	$137,369	$(68,097)	$235,942	$(18,996)

Weighted-average common shares outstanding, basic	155,561	154,138	155,196	153,849
Dilutive effect of nonvested shares	1,113	—	1,125	—
Weighted-average common shares outstanding, diluted	156,674	154,138	156,321	153,849
Anti-dilutive common shares excluded above	9,624	—	35,154	—
Net earnings (loss) per share attributable to Skechers U.S.A., Inc.
Basic	$0.88	$(0.44)	$1.52	$(0.12)
Diluted	$0.88	$(0.44)	$1.51	$(0.12)

(7)	INCOME TAXES

The tax provisions for the three and six months ended June 30, 2021 and 2020 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary. The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which the Company has operations, the applicable statutory rates range from 0.0% to 34.0%, which is on average significantly lower than the U.S. federal and state combined statutory rate of approximately 24.5%. The Company’s effective tax rate was 20.4% and 7.2% for the three months ended June 30, 2021 and 2020 and 20.3% and negative 28.6% for the six months ended June 30, 2021 and 2020. The increases primarily reflect the increased profitability in certain higher tax jurisdictions, including the U.S. and China, as they move away from shutdowns related to the COVID-19 pandemic.

(8)	RELATED PARTY TRANSACTIONS

The Skechers Foundation (the “Foundation”) is a 501(c)(3) non-profit entity and not a subsidiary or otherwise affiliated with the Company. The Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer, are officers and directors of the Foundation. The Company made contributions to the Foundation of $500,000 for each of the three-month periods ended June 30, 2021 and 2020, and $1,000,000 for each of the six-month periods ended June 30, 2021 and 2020. In March 2021, the Company purchased two properties for $2.7 million, from an entity controlled by its President, Michael Greenberg, to facilitate future expansion of our corporate office buildings in Manhattan Beach, California. The terms of the sale were no less favorable than could be obtained from an unrelated third party.
(9)	SEGMENT AND GEOGRAPHIC INFORMATION

The Company has three reportable segments – Domestic Wholesale, International Wholesale and Direct-to-Consumer. Management evaluates segment performance based primarily on sales and gross margin. All other costs and expenses of the Company are analyzed on an aggregate basis and not allocated to the segments. The following summarizes the Company’s operations by segment and geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Sales
Domestic Wholesale	$399,653	$130,738	$774,318	$508,700
International Wholesale	750,191	385,181	1,462,366	960,380
Direct-to-Consumer	507,929	213,553	849,507	502,737
Total	$1,657,773	$729,472	$3,086,191	$1,971,817

Gross profit
Domestic Wholesale	$155,175	$50,425	$295,099	$195,702
International Wholesale	349,066	180,449	669,847	420,924
Direct-to-Consumer	345,252	137,692	564,170	299,608
Total	$849,493	$368,566	$1,529,116	$916,234

.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Sales (1)
United States	$726,634	$293,820	$1,328,751	$848,994
International	931,139	435,652	1,757,440	1,122,823
Total	$1,657,773	$729,472	$3,086,191	$1,971,817
(1)

During the three months ended June 30, 2021 and 2020, sales in China were $316.9 million and $210.0 million. During the six months ended June 30, 2021 and 2020, sales in China were $567.5 million and $301.3 million.

The Company’s sales to its five largest customers accounted for approximately 9.0% and 8.6% of total sales for the three months ended June 30, 2021 and 2020, and for the six months ended June 30, 2021 and 2020 were 8.3% and 9.2%.

The following summarizes the Company’s assets by segment and geographic area:

(in thousands)	As of June 30, 2021	As of December 31, 2020
Identifiable assets
Domestic Wholesale	$1,766,716	$1,945,681
International Wholesale	2,607,385	2,436,568
Direct-to-Consumer	1,390,630	1,430,120
Total	$5,764,731	$5,812,369

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Additions to property, plant and equipment
Domestic Wholesale	$37,711	$23,391	$101,832	$35,209
International Wholesale	14,248	37,543	25,061	82,444
Direct-to-Consumer	10,023	13,831	19,326	31,999
Total	$61,982	$74,765	$146,219	$149,652

(in thousands)	As of June 30, 2021	As of December 31, 2020
Property, plant and equipment, net (1)
United States	$615,149	$535,648
International	411,628	399,793
Total	$1,026,777	$935,441
(1)	Property, plant and equipment, net in China was $250.9 million and $ 241.6 million at June 30, 2021 and December 31, 2020.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the U.S. were $3.6 billion and $3.1 billion at June 30, 2021 and December 31, 2020.

The Company performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable generally do not require collateral. Foreign accounts receivable are generally collateralized by letters of credit. The Company’s additions to the provision for expected credit losses for the three months ended June 30, 2021 and 2020 were $0.3 million and $11.1 million and for the six months ended June 30, 2021 and 2020 were $0.3 million and $16.7 million.

The Company’s accounts receivables, excluding the allowance for bad debts, allowances and chargebacks, in different geographic areas are summarized as follows:

(in thousands)	As of June 30, 2021	As of December 31, 2020
Domestic Accounts Receivable	$295,355	$230,546
Foreign Accounts Receivable	533,773	437,816

The Company’s top five manufacturers produced, as a percentage of total production, the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Manufacturer #1	17.0%	20.2%	17.9%	23.4%
Manufacturer #2	7.3%	8.0%	6.1%	7.0%
Manufacturer #3	5.0%	6.1%	4.9%	5.9%
Manufacturer #4	4.8%	5.7%	4.8%	4.5%
Manufacturer #5	4.6%	4.7%	4.3%	4.3%
	38.7%	44.7%	38.0%	45.1%

(10)	COMMITMENTS AND CONTINGENCIES

In accordance with GAAP, the Company records a liability in its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of June 30, 2021, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

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
•

our ability to remain competitive among sellers of footwear for consumers, including in the highly competitive performance footwear market; global economic, political and market conditions including the challenging consumer retail market in the United States (“U.S.”);

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

OVERVIEW

Sales were a new quarterly record of $1.7 billion, reflecting the outstanding execution of our long-term growth strategy. Sales increased across all of our segments versus the same period in 2020 and surpassed pre-COVID-19 pandemic levels with growth of over 30% compared to the second quarter of 2019. This growth came despite lingering effects of the COVID-19 pandemic, including temporary store closures, operating restrictions and global supply chain challenges. Where markets were open and restrictions eased, we saw strong demand.

Our core product philosophy of comfort, style, innovation, and quality at the right price has resonated with consumers during the pandemic. We believe consumers are embracing a more relaxed lifestyle and want to incorporate comfort into their work and weekend wear.

We remain confident in the strength of our brand and the relevance of our distinct product offering. We continue to invest for growth with a focus on enhancing our global infrastructure, direct-to-consumer technologies and developing innovative footwear.

•	We continued efforts to launch new e-commerce sites internationally and rolled out a new loyalty program in the U.S.
•	We are in the process of opening new distribution centers in Peru, the United Kingdom and Japan.
•	Our new China distribution center is complete and fully operational.
•	Development continued on our North American LEED Gold Certified distribution center expansion, which we expect to be completed in 2022.
•	We opened 166, net company-owned and third-party Skechers stores globally this year, including our first store in the Dominican Republic.

RESULTS OF OPERATIONS – SECOND QUARTER

Selected information from our results of operations follows:

	Three Months Ended June 30,		Change
(in thousands)	2021	2020	$	%
Sales	$1,657,773	$729,472	$928,301	127.3
Cost of sales	808,280	360,906	447,374	124.0
Gross profit	849,493	368,566	480,927	130.5
Gross margin	51.2%	50.5%		70	bps
Royalty income	4,098	2,596	1,502	57.9
	853,591	371,162	482,429	130.0
Operating expenses:
Selling	132,448	60,240	72,208	119.9
General and administrative	519,934	371,893	148,041	39.8
Selling, general and administrative	652,382	432,133	220,249	51.0
Earnings (loss) from operations	201,209	(60,971)	262,180	430.0
Interest income	909	1,547	(638)	(41.2)
Interest expense	(3,417)	(4,804)	1,387	28.9
Other, net	4,666	4,704	(38)	(0.8)
Earnings (loss) before income taxes	203,367	(59,524)	262,891	441.7
Income tax expense (benefit)	41,544	(4,307)	45,851	1,064.6
Net earnings (loss)	161,823	(55,217)	217,040	393.1
Net earnings attributable to noncontrolling interest	24,454	12,880	11,574	89.9
Net earnings (loss) attributable to Skechers U.S.A., Inc.	$137,369	$(68,097)	$205,466	301.7

Sales

Sales increased $0.9 billion, or 127.3%, to $1.7 billion as compared to $0.7 billion as a result of a 113.7% increase in international sales and a 147.3% increase in domestic sales. Domestic and international growth was driven by increases in both wholesale and direct-to-consumer. Sales grew across all segments with increases to Domestic Wholesale of 205.7%, International Wholesale of 94.8% and Direct-to-Consumer of 137.8%. Sales increased overall due to higher volume and the impact of prior year market closures related to the COVID-19 pandemic.

Gross margin

Gross margin increased 70 basis points to 51.2% compared to 50.5% primarily driven by increased Direct-to-Consumer gross margins, resulting from higher average selling prices and reduced promotional activity. Higher average selling prices were partially offset by the unfavorable channel mix impact from lower domestic e-commerce sales and higher Domestic Wholesale sales.

Selling expenses

Selling expenses increased $72.2 million, or 119.9%, to $132.4 million from $60.2 million, due to higher global advertising costs of $65.4 million. Prior year advertising was lower due to worldwide store and market closures. As a percentage of sales, selling expenses were 8.0% and 8.3% for the three-month periods ended June 30, 2021 and 2020.

General and administrative expenses

General and administrative increased $148.0 million, or 39.8%, primarily driven by increased incentive compensation of $36.4 million, labor costs of $31.6 million and volume-driven global warehouse and distribution expenses of $35.0 million. As a percentage of sales, general and administrative expenses were 31.4% and 51.0% for the three-month periods ended June 30, 2021 and 2020.

Other income (expense)

Interest income decreased $0.6 million to $0.9 million as compared to $1.5 million, primarily due to lower average interest rates compared to the prior year period. Interest expense decreased $1.4 million due to the repayment of our revolving credit facility in the current quarter.

Income taxes

Income tax expense and the effective tax rate were as follows:

	Three Months Ended June 30,
(in thousands)	2021	2020
Income tax expense (benefit)	$41,544	$(4,307)
Effective tax rate	20.4%	7.2%

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0.0% to 34.0%, which on average are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 24.5%. For the quarter, the increase in the effective tax rate primarily reflects the increased profitability, in certain higher tax jurisdictions, including the U.S. and China, as they move away from shutdowns related to the COVID-19 pandemic.

Noncontrolling interest in net income of consolidated joint ventures

Noncontrolling interest represents the share of net earnings that is attributable to our joint venture partners. Net earnings attributable to noncontrolling interest increased $11.6 million to $24.5 million as compared to $12.9 million, primarily due to increased profitability by our joint ventures, primarily China, due to recovery from the COVID-19 pandemic.

RESULTS OF SEGMENT OPERATIONS – SECOND QUARTER

Domestic Wholesale

	Three Months Ended June 30,		Change
(in thousands)	2021	2020	$	%
Sales	$399,653	$130,738	$268,915	205.7
Gross profit	155,175	50,425	104,750	207.7
Gross margin	38.8%	38.6%		20	bps

Domestic Wholesale sales increased $269.0 million, or 205.7% to $399.7 million due to increased number of pairs sold and higher average selling prices. Volume increased 202.7% in the number of units sold and average selling price per unit increased 1.0%.

Domestic Wholesale gross margin increased 20 basis points to 38.8% due to higher average selling prices.

International Wholesale

	Three Months Ended June 30,		Change
(in thousands)	2021	2020	$	%
Sales	$750,191	$385,181	$365,010	94.8
Gross profit	349,066	180,449	168,617	93.4
Gross margin	46.5%	46.8%		(30	) bps

International Wholesale sales increased $365.0 million, or 94.8%, to $750.2 million compared to sales of $385.2 million, primarily driven by 150.2% growth in our European subsidiaries, led by the United Kingdom and Germany, 50.9% growth in China, and 122.3% growth in Distributor sales. Direct sales by our foreign subsidiaries and joint ventures increased 91.3%. Volume increased 86.5% in the number of units sold and average selling price per unit increased 4.5%.

International Wholesale gross margin decreased 30 basis points to 46.5%, primarily due to the unfavorable impact of channel mix reflecting a lower proportion of joint venture sales, primarily China, related to the timing of markets reopening due to the COVID-19 pandemic in the prior year.

Direct-to-Consumer

	Three Months Ended June 30,		Change
(in thousands)	2021	2020	$	%
Sales	$507,929	$213,553	$294,376	137.8
Gross profit	345,252	137,692	207,560	150.7
Gross margin	68.0%	64.5%		350	bps

Direct-to-Consumer sales increased $294.3 million, or 137.8%, to $507.9 million as compared to sales of $213.6 million, primarily driven by growth across both domestic and international retail stores of 218.2%, partially offset by a decline in domestic e-commerce sales of 25.1%. Direct-to-Consumer comparable same store sales increased 109.2%, driven by an increase of 95.6%

domestically and 165.2% internationally. Volume increased 103.1% in the number of units sold and average selling price per unit increased 16.9%.

Direct-to-Consumer gross margin increased 350 basis points to 68.0%, due to higher average selling price per unit and reduced promotional activity, partially offset by the unfavorable channel mix impact from lower domestic e-commerce sales.

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

RESULTS OF OPERATIONS – SIX MONTHS

Selected information from our results of operations follows:

	Six Months Ended June 30,		Change
(in thousands)	2021	2020	$	%
Sales	$3,086,191	$1,971,817	$1,114,374	56.5
Cost of sales	1,557,075	1,055,583	501,492	47.5
Gross profit	1,529,116	916,234	612,882	66.9
Gross margin	49.5%	46.5%		300	bps
Royalty income	10,135	7,844	2,291	29.2
	1,539,251	924,078	615,173	66.6
Operating expenses:
Selling	217,744	134,295	83,449	62.1
General and administrative	962,629	805,944	156,685	19.4
Selling, general and administrative	1,180,373	940,239	240,134	25.5
Earnings (loss) from operations	358,878	(16,161)	375,039	2,320.6
Interest income	1,704	3,854	(2,150)	(55.8)
Interest expense	(7,530)	(6,785)	(745)	(11.0)
Other, net	(6,190)	8,157	(14,347)	(175.9)
Earnings (loss) before income taxes	346,862	(10,935)	357,797	3,272.0
Income tax expense	70,530	3,122	67,408	2,159.1
Net earnings (loss)	276,332	(14,057)	290,389	2,065.8
Net earnings attributable to noncontrolling interest	40,390	4,939	35,451	717.8
Net earnings (loss) attributable to Skechers U.S.A., Inc.	$235,942	$(18,996)	$254,938	1,342.1

Sales

Sales increased $1.1 billion, or 56.5%, to $3.1 billion as compared to $2.0 billion. Domestic and international sales each grew 56.5%, with the largest contribution derived from International Wholesale growth. Sales grew across all segments with increases to Domestic Wholesale of 52.2%, International Wholesale of 52.3% and Direct-to-Consumer of 69.0%. Sales increased overall due to higher volume and the impact of prior year market closures related to the COVID-19 pandemic.

Gross margin

Gross margin increased 300 basis points to 49.5% compared to 46.5%, as a result of increased margin in the Direct-to-Consumer segment, which was the result of increased average selling prices and reduced promotional activity.

Selling expenses

Selling expenses increased $83.4 million, or 62.1%, to $217.7 million from $134.3 million primarily due to higher global advertising spending of $77.7 million. Prior year advertising was lower due to worldwide store and market closures. As a percentage of sales, selling expenses were 7.1% and 6.8% for the six-month periods ended June 30, 2021 and 2020.

General and administrative expenses

General and administrative increased $156.7 million, or 19.4%, primarily driven by higher incentive compensation of $41.4 million, increased labor costs of $32.1 million and higher volume-driven global warehouse and distribution expenses of $32.1 million. As a percentage of sales, general and administrative expenses were 31.2% and 40.9% for the six-month periods ended June 30, 2021 and 2020.

Other income (expense)

Interest income decreased $2.2 million to $1.7 million as compared to $3.9 million, primarily due to lower average interest rates compared to the prior year period. Other increased $14.4 million as a result of a $13.9 million gain related to the acquisition of our Mexico joint venture in the prior year.

Income taxes

Income tax expense and the effective tax rate were as follows:

	Six Months Ended June 30,
(in thousands)	2021	2020
Income tax expense	$70,530	$3,122
Effective tax rate	20.3%	(28.6)%

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0.0% to 34.0%, which on average are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 24.5%. Year to date, the increase in the effective tax rate was primarily due to increased profitability in certain higher tax jurisdictions such as China and the U.S.

Noncontrolling interest in net income of consolidated joint ventures

Noncontrolling interest represents the share of net earnings that is attributable to our joint venture partners. Net earnings attributable to noncontrolling interest increased $35.5 million to $40.4 million as compared to $4.9 million, primarily due to increased profitability by our joint ventures, primarily China, due to reduced impacts related to the COVID-19 pandemic.

RESULTS OF SEGMENT OPERATIONS – SIX MONTHS

Domestic Wholesale

	Six Months Ended June 30,		Change
(in thousands)	2021	2020	$	%
Sales	$774,318	$508,700	$265,618	52.2
Gross profit	295,099	195,702	99,397	50.8
Gross margin	38.1%	38.5%		(40	) bps

Domestic Wholesale sales increased $265.6 million, or 52.2% to $774.3 million. Volume increased 48.9% in the number of units sold and average selling price per unit increased 2.3%.

Domestic Wholesale gross margin decreased 40 basis points to 38.1% due to higher cost per pair partially offset by an increase in the average selling price.

International Wholesale

	Six Months Ended June 30,		Change
(in thousands)	2021	2020	$	%
Sales	$1,462,366	$960,380	$501,986	52.3
Gross profit	669,847	420,924	248,923	59.1
Gross margin	45.8%	43.8%		200	bps

International Wholesale sales increased $0.5 billion, or 52.3%, to $1.5 billion compared to sales of $1.0 billion, primarily driven by growth in China of 88.4% and Europe of 32.9%. Direct sales by our foreign subsidiaries and joint ventures increased 54.7%. Volume increased 41.2% in the number of units sold and average selling price per unit increased 7.9%.

International Wholesale gross margin increased 200 basis points to 45.8% primarily due to the increase in average selling price per unit and a higher proportion of joint venture sales.

Direct-to-Consumer

	Six Months Ended June 30,		Change
(in thousands)	2021	2020	$	%
Sales	$849,507	$502,737	$346,770	69.0
Gross profit	564,170	299,608	264,562	88.3
Gross margin	66.4%	59.6%		680	bps

Direct-to-Consumer sales increased $346.8 million, or 69.0%, to $849.5 million as compared to sales of $502.7 million, primarily driven by growth in domestic and international retail store sales of 72.9%. Direct-to-Consumer comparable same store sales increased 54.8%, driven by an increase of 59.4% domestically and 40.8% internationally. Average selling price per unit increased 14.5% and volume increased 47.5% in the number of units sold.

Direct-to-Consumer gross margin increased 680 basis points to 66.4%, primarily driven by the increase in average selling price per unit and reduced promotional activity, partially offset by the unfavorable channel mix impact from lower domestic e-commerce sales.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity outlook

Our liquidity remains strong with $1.1 billion of cash and cash equivalents at June 30, 2021. Amounts held outside the U.S. were $718.9 million, or 66%, and approximately $278.2 million is available for repatriation to the U.S. without incurring additional U.S. federal income taxes and applicable non-U.S. income and withholding taxes.

We fully repaid the $452.5 million balance on our revolving credit facility in the second quarter. Our unused credit capacity under this agreement is $475.5 million with an additional $250.0 million available through an accordion feature. We believe that anticipated cash flows from operations, existing cash and investments balances, available borrowings under our credit agreement, and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements for the next twelve months.

Cash Flows

Our working capital at June 30, 2021 was $1.9 billion, a decrease of $0.2 billion from working capital of $2.1 billion at December 31, 2020. Our cash and cash equivalents at June 30, 2021 were $1.1 billion, compared to $1.4 billion at December 31, 2020. Our primary sources of operating cash are collections from customers. Our primary uses of cash are inventory purchases, selling, general and administrative expenses and capital expenditures.

Operating Activities

For the six months ended June 30, 2021, net cash provided by operating activities was $317.2 million as compared to $176.3 million for the six months ended June 30, 2020. The $140.9 million increase in net cash provided by operating activities primarily resulted from increased net earnings and timing of payments to vendors, partially offset by increased receivables balances and inventory purchases.

Investing Activities

Net cash used in investing activities was $167.2 million for the six months ended June 30, 2021 as compared to $146.9 million for the six months ended June 30, 2020. The $20.3 million increase was primarily due to net investment activity of $23.7 million.

Our capital investments remain focused on supporting our strategic growth priorities, growing our Direct-to-Consumer business, as well as expanding the presence of our brand internationally. Capital expenditures for the six months ended June 30, 2021 were approximately $146.2 million, which included $65.9 million for the expansion of our joint-venture owned domestic distribution center, $27.5 million of investments in our direct-to-consumer technology and retail stores, and $21.7 million for investments in our new corporate offices in Southern California. We expect our ongoing capital expenditures for the remainder of 2021 to be approximately $150.0 million to $200.0 million, which is primarily related to the expansion of our worldwide distribution capabilities, continued investments in retail and e-commerce technologies and stores, and our new corporate offices in Southern California. We expect to fund ongoing capital expenses through a combination of borrowings and available cash.

Financing Activities

Net cash used in financing activities was $429.6 million during the six months ended June 30, 2021 compared to $609.1 million in net cash provided by financing activities during the six months ended June 30, 2020. The change is primarily the result of repaying $452.5 on our revolving credit facility in the current year and receiving $490.0 million in proceeds from our revolving credit facility in the prior year.

Capital Resources and Prospective Capital Requirements

Financing Arrangements

As of June 30, 2021, outstanding short-term and long-term borrowings were $312.0 million, of which $252.4 million relates to loans for our domestic and China distribution centers, $57.9 million relates to our operations in China and the remainder relates to our international operations. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants related to our short-term and long-term borrowings as of the date of this quarterly report. See Note 4 – Financial Commitments of the Condensed Consolidated Financial Statements for additional information.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Converse, Inc. v. Skechers U.S.A., Inc. – On October 14, 2014, Converse filed an action against the Company in the United States District Court for the Eastern District of New York, Brooklyn Division, Case 1:14-cv-05977-DLI-MDG, alleging trademark infringement, false designation of origin, unfair competition, trademark dilution and deceptive practices arising out of our alleged use of certain design elements on footwear. The complaint seeks, among other things, injunctive relief, profits, actual damages, enhanced damages, punitive damages, costs and attorneys’ fees. On October 14, 2014, Converse also filed a complaint naming 27 respondents including the Company with the U.S. International Trade Commission (the “ITC” or “Commission”), Federal Register Doc. 2014‑24890, alleging violations of federal law in the importation into and the sale within the United States of certain footwear. Converse has requested that the Commission issue a general exclusion order, or in the alternative a limited exclusion order, and cease and desist orders. On December 8, 2014, the District Court stayed the proceedings before it. On December 19, 2014, Skechers responded to the ITC complaint, denying the material allegations and asserting affirmative defenses. A trial before an administrative law judge of the ITC was held in August 2015. On November 15, 2015, the ITC judge issued his Initial Determination finding that certain discontinued products (Daddy’$ Money and HyDee HyTops) infringed on Converse’s intellectual property, but that other, still active product lines (Twinkle Toes and Bobs Utopia) did not. On February 3, 2016, the ITC decided that it would review in part certain matters that were decided by the ITC judge. On June 28, 2016, the full ITC issued its Final Determination affirming that Skechers Twinkle Toes and Bobs Utopia shoes do not infringe Converse’s Chuck Taylor Midsole Trademark and affirming that Converse’s common law trademark was invalid. The full ITC also invalidated Converse’s registered trademark. Converse appealed this decision to the United States Court of Appeals for the Federal Circuit. On January 27, 2017, Converse filed its appellate brief but did not contest the portion of the decision that held that Skechers Twinkle Toes and Bobs Utopia shoes do not infringe. On June 26, 2017 we filed our responsive brief, on February 8, 2018 the court heard oral argument, and on June 7, 2018 the court requested supplemental briefing on certain issues. On October 30, 2018, the United States Court of Appeals for the Federal Circuit vacated portions of the ITC’s ruling and remanded the matter back to the ITC for further proceedings. Although Converse did not appeal the Commission’s non-infringement findings for Skechers Twinkle Toes and Bobs Utopia shoes to the Federal Circuit, Converse asked the Commission to reconsider its previous non-infringement findings on remand. On October 9, 2019, the ITC judge issued his Remand Initial Determination (the “RID”) finding that Converse did not have any rights in the subject intellectual property as to Skechers, and that Skechers Twinkle Toes, Bobs Utopia, and Hydee Hytop did not infringe Converse’s intellectual property but the discontinued Daddy’$ Money would infringe, but only if Converse had rights in the subject intellectual property as to Skechers (which the ITC judge found that Converse did not). On October 22, 2019, the parties filed petitions seeking review of the RID. Converse did not, however, seek review of the finding in the RID that Skechers Twinkle Toes and Bobs Utopia do not infringe. On February 7, 2020, the full Commission decided to review the RID and outlined the issues it wanted briefed. The parties subsequently filed briefs on those issues and, on September 9, 2020, the full Commission issued its decision. In that decision, the Commission found that, although Converse had demonstrated enforceable rights in its Chuck Taylor Midsole Trademark, it had not proven that the Skechers Twinkle Toes, Bobs Utopia or Hydee Hytops infringe those rights, or otherwise established a violation of the applicable federal statutes by Skechers. The time for Converse to appeal the Commission’s decision to the United States Court of Appeal for the Federal Circuit has expired and the ITC matter in now concluded. The federal court action that Converse filed in New York, which was stayed pending the outcome of the ITC proceedings, remains pending and the stay has now been lifted. While it is too early to predict the outcome of these legal proceedings or whether an adverse result in either or both of them would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend these legal matters vigorously.

Nike, Inc. v. Skechers USA, Inc. – On January 4, 2016, Nike filed an action against the Company in the United States District Court for the District of Oregon, Case No. 3:16-cv-0007, alleging that certain Skechers shoe designs (Men’s Burst, Women’s Burst, Women’s Flex Appeal, Men’s Flex Advantage, Girls’ Skech Appeal, and Boys’ Flex Advantage) infringe the claims of eight design patents. Nike seeks injunctive relief, disgorgement of Skechers’ profits, damages (including treble damages), pre-judgment and post-judgment interest, attorneys’ fees, and costs. In April and May 2016, we filed petitions with the United States Patent and Trademark Office’s Patent Trial and Appeal Board (the “PTAB”) for inter partes review of all eight design patents, seeking to invalidate those patents. In September and November 2016, the PTAB denied each of our petitions. On January 6, 2017, we filed several additional petitions for inter partes review with the PTAB, seeking to invalidate seven of the eight designs patents that Nike is asserting. In July 2017, we were notified that the PTAB granted our petitions and instituted inter partes review proceedings with respect to two of the seven design patents but denied our petitions as to the others. In June 2017, we filed a motion to transfer venue from the District of Oregon to the Central District of California based on a recent United States Supreme Court decision and the motion was granted on November 17, 2017. On June 28, 2018, the PTAB issued final decisions in the two inter partes review proceedings, rejecting the invalidity challenges made by the Company in those proceedings. On June 4, 2018, the court, over Nike’s opposition, granted our request for a claim construction hearing. On March 28, 2019, the court issued an order declining to issue a claim construction at this stage of the proceedings, but it did not foreclose the issue, instead observing that it might be appropriate to address claim construction at a later stage. The parties have now completed discovery and have filed summary judgement motions. Nike has also withdrawn its claim for treble or enhanced damages. The summary judgment motions were heard on February 18, 2020, and on October 27, 2020, the Court issued its ruling. The court granted Skechers’ motion for summary judgment of non-infringement as to three of the eight design patents at issue. The court, however, concluded that whether Skechers had infringed any of the five remaining design patents presented issues for a jury to resolve. The court also denied Nike’s motion for summary judgment of validity as to the five remaining design patents, holding that Skechers’ invalidity challenges had to be resolved by the jury. The trial is now set to begin on

February 8, 2022. While it is too early to predict the outcome of the case or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

Nike, Inc. v. Skechers USA, Inc. – On September 30, 2019, Nike filed an action against our company in the United States District Court for the Central District of California, Case No. 2:19-cv-08418, alleging that certain Skechers’ shoe designs (Skech-Air Atlas, Skech-Air 92, Skech-Air Stratus and Skech-Air Blast) infringe the claims of twelve design patents. Nike seeks injunctive relief, disgorgement of Skechers’ profits, damages (including treble damages), pre-judgment and post-judgment interest, attorneys’ fees, and costs. Skechers has filed its answer and the case is in the discovery stage. While it is too early to predict the outcome of the case or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

Nike, Inc. v. Skechers USA, Inc. – On October 28, 2019, Nike filed an action against the Company in the United States District Court for the Central District of California, Case No. 2:19-cv-09230, alleging that certain Skechers’ shoe designs (Skech-Air Jumpin’ Dots and Skech-Air Mega) infringe the claims of two utility patents. Nike seeks injunctive relief, disgorgement of Skechers’ profits, damages (including treble damages), pre-judgment and post-judgment interest, attorneys’ fees, and costs. In October 2020, Skechers filed petitions with the United States Patent and Trademark Office’s Patent Trial and Appeal Board (the “PTAB”) for inter partes review of the two utility patents, seeking to invalidate those patents. In May 2021, the PTAB granted our petitions and instituted inter partes review proceedings with respect to both patents. The district court, at our request, subsequently stayed the action before it, pending PTAB’s issuance of final written decisions in the inter partes review proceedings on the validity of the two Nike patents. While it is too early to predict the outcome of the case or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

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

101

Financial statements from the quarterly report on Form 10-Q of Skechers U.S.A., Inc. for the quarter ended June 30, 2021 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings (Loss); (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements

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

Date: August 6, 2021	SKECHERS U.S.A., INC.

	By:	/s/ John Vandemore
John Vandemore
Chief Financial Officer