Form 10-Q
period 2021-09-30
SKECHERS USA INC
filed 2021-11-03
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 29, 2021, 134,902,629 shares of the registrant’s Class A Common Stock, $0.001 par value per share, were outstanding.

As of October 29, 2021, 20,938,571 shares of the registrant’s Class B Common Stock, $0.001 par value per share, were outstanding.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of September 30,	As of December 31,
(in thousands, except par values)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$952,076	$1,370,826
Short-term investments	90,577	100,767
Trade accounts receivable, less allowances of $64,567 and $48,562	758,713	619,800
Other receivables	81,362	69,222
Total receivables	840,075	689,022
Inventory	1,230,349	1,016,774
Prepaid expenses and other current assets	189,598	166,962
Total current assets ($1,011,742 and $862,954 related to VIEs)	3,302,675	3,344,351
Property, plant and equipment, net	1,087,183	935,441
Operating lease right-of-use assets	1,130,279	1,171,521
Deferred tax assets	70,353	63,884
Long-term investments	139,052	108,412
Goodwill	93,497	93,497
Other assets, net	78,536	95,263
Total non-current assets ($693,242 and $682,068 related to VIEs)	2,598,900	2,468,018
TOTAL ASSETS	$5,901,575	$5,812,369
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$846,101	$744,077
Operating lease liabilities	214,192	204,370
Accrued expenses	232,599	208,712
Current installments of long-term borrowings	43,742	52,250
Short-term borrowings	320	3,297
Total current liabilities ($553,079 and $526,466 related to VIEs)	1,336,954	1,212,706
Long-term borrowings, excluding current installments	282,760	679,415
Long-term operating lease liabilities	1,010,499	1,065,069
Deferred tax liabilities	9,850	11,439
Other long-term liabilities	129,518	118,077
Total non-current liabilities ($395,520 and $365,235 related to VIEs)	1,432,627	1,874,000
Total liabilities	2,769,581	3,086,706
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred Stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.001 par value; 500,000 shares authorized; 134,903 and 133,618 shares issued and outstanding	135	134
Class B Common Stock, $0.001 par value; 75,000 shares authorized; 20,939 and 21,016 shares issued and outstanding	21	21
Additional paid-in capital	410,376	372,165
Accumulated other comprehensive loss	(44,510)	(27,285)
Retained earnings	2,475,481	2,136,400
Skechers U.S.A., Inc. equity	2,841,503	2,481,435
Noncontrolling interests	290,491	244,228
Total stockholders' equity	3,131,994	2,725,663
TOTAL LIABILITIES AND EQUITY	$5,901,575	$5,812,369

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Sales	$1,550,957	$1,300,886	$4,637,147	$3,272,703
Cost of sales	781,513	675,765	2,338,587	1,731,349
Gross profit	769,444	625,121	2,298,560	1,541,354
Royalty income	7,519	3,216	17,654	11,061
	776,963	628,337	2,316,214	1,552,415
Operating expenses
Selling	119,775	85,926	337,519	220,222
General and administrative	510,941	450,285	1,473,570	1,256,228
Total operating expenses	630,716	536,211	1,811,089	1,476,450
Earnings from operations	146,247	92,126	505,125	75,965
Other income (expense)
Interest income	813	1,884	2,518	5,739
Interest expense	(3,348)	(4,643)	(10,878)	(11,428)
Other, net	(5,514)	7,726	(11,705)	15,882
Total other income (expense)	(8,049)	4,967	(20,065)	10,193
Earnings before income taxes	138,198	97,093	485,060	86,158
Income tax expense	21,497	14,983	92,027	18,104
Net earnings	116,701	82,110	393,033	68,054
Less: Net earnings attributable to noncontrolling interest	13,562	17,832	53,952	22,771
Net earnings attributable to Skechers U.S.A. Inc.	$103,139	$64,278	$339,081	$45,283
Net earnings per share attributable to Skechers U.S.A. Inc.
Basic	$0.66	$0.42	$2.18	$0.29
Diluted	$0.66	$0.41	$2.17	$0.29
Weighted-average shares used in calculating net earnings per share attributable to Skechers U.S.A. Inc.
Basic	155,835	154,462	155,413	154,061
Diluted	157,123	154,980	156,590	154,707

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net earnings	$116,701	$82,110	$393,033	$68,054
Other comprehensive income, net of tax
Gain (loss) on foreign currency translation adjustment	(13,027)	112,814	(22,520)	(11,215)
Comprehensive income	103,674	194,924	370,513	56,839
Less: Comprehensive income attributable to noncontrolling interests	10,055	46,956	48,657	22,112
Comprehensive income attributable to Skechers U.S.A., Inc.	$93,619	$147,968	$321,856	$34,727

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	SHARES		AMOUNT			ACCUMULATED
	CLASS A	CLASS B	CLASS A	CLASS B	ADDITIONAL	OTHER		SKECHERS	NON	TOTAL
	COMMON	COMMON	COMMON	COMMON	PAID-IN	COMPREHENSIVE	RETAINED	U.S.A., INC.	CONTROLLING	STOCKHOLDERS'
(in thousands)	STOCK	STOCK	STOCK	STOCK	CAPITAL	INCOME (LOSS)	EARNINGS	EQUITY	INTEREST	EQUITY
Balance at June 30, 2021	134,884	20,949	$135	$21	$395,951	$(34,990)	$2,372,342	$2,733,459	$280,645	$3,014,104
Net earnings	—	—	—	—	—	—	103,139	103,139	13,562	116,701
Foreign currency translation adjustment	—	—	—	—	—	(9,520)	—	(9,520)	(3,507)	(13,027)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	6,717	6,717
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(7,126)	(7,126)
Net unrealized gain on derivative contract	—	—	—	—	—	—	—	—	200	200
Stock compensation expense	—	—	—	—	14,664	—	—	14,664	—	14,664
Shares issued under the incentive award plan	14	—	—	—	—	—	—	—	—	—
Shares redeemed for employee tax withholdings	(5)	—	—	—	(239)	—	—	(239)	—	(239)
Conversion of Class B Common Stock into Class A Common Stock	10	(10)	—	—	—	—	—	—	—	—
Balance at September 30, 2021	134,903	20,939	$135	$21	$410,376	$(44,510)	$2,475,481	$2,841,503	$290,491	$3,131,994

Balance at June 30, 2020	132,882	21,570	$133	$22	$329,958	$(124,238)	$2,018,840	$2,224,715	$212,429	$2,437,144
Net earnings	—	—	—	—	—	—	64,278	64,278	17,832	82,110
Foreign currency translation adjustment	—	—	—	—	—	83,689	—	83,689	29,125	112,814
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(20,788)	(20,788)
Net unrealized gain on derivative contract	—	—	—	—	—	—	—	—	111	111
Stock compensation expense	—	—	—	—	29,720	—	—	29,720	—	29,720
Shares issued under the incentive award plan	30	—	—	—	—	—	—	—	—	—
Conversion of Class B Common Stock into Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2020	132,912	21,570	$133	$22	$359,678	$(40,549)	$2,083,118	$2,402,402	$238,709	$2,641,111

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	SHARES		AMOUNT			ACCUMULATED
	CLASS A	CLASS B	CLASS A	CLASS B	ADDITIONAL	OTHER		SKECHERS	NON	TOTAL
	COMMON	COMMON	COMMON	COMMON	PAID-IN	COMPREHENSIVE	RETAINED	U.S.A., INC.	CONTROLLING	STOCKHOLDERS'
(in thousands)	STOCK	STOCK	STOCK	STOCK	CAPITAL	LOSS	EARNINGS	EQUITY	INTERESTS	EQUITY
Balance at December 31, 2020	133,618	21,016	$134	$21	$372,165	$(27,285)	$2,136,400	$2,481,435	$244,228	$2,725,663
Net earnings	—	—	—	—	—	—	339,081	339,081	53,952	393,033
Foreign currency translation adjustment	—	—	—	—	—	(17,225)	—	(17,225)	(5,295)	(22,520)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	6,731	6,731
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(7,876)	(7,876)
Purchase of noncontrolling interest	—	—	—	—	(6,856)	—	—	(6,856)	(3,072)	(9,928)
Net unrealized gain on derivative contract	—	—	—	—	—	—	—	—	1,823	1,823
Stock compensation expense	—	—	—	—	41,350	—	—	41,350	—	41,350
Proceeds from the employee stock purchase plan	141	—	—	—	4,027	—	—	4,027	—	4,027
Shares issued under the incentive award plan	1,073	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(6)	—	—	—	(309)	—	—	(309)	—	(309)
Conversion of Class B Common Stock into Class A Common Stock	77	(77)	—	—	—	—	—	—	—	—
Balance at September 30, 2021	134,903	20,939	$135	$21	$410,376	$(44,510)	$2,475,481	$2,841,503	$290,491	$3,131,994

Balance at December 31, 2019	131,071	22,408	$131	$22	$306,669	$(29,993)	$2,037,835	$2,314,664	$221,442	$2,536,107
Net earnings	—	—	—	—	—	—	45,283	45,283	22,771	68,054
Foreign currency translation adjustment	—	—	—	—	—	(10,556)	—	(10,556)	(659)	(11,215)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(51,842)	(51,842)
Noncontrolling interest of acquired business	—	—	—	—	—	—	—	—	49,045	49,045
Net unrealized loss on derivative contract	—	—	—	—	—	—	—	—	(2,048)	(2,048)
Stock compensation expense	—	—	—	—	54,983	—	—	54,983	—	54,983
Proceeds from the employee stock purchase plan	138	—	1	—	3,686	—	—	3,687	—	3,687
Shares issued under the incentive award plan	1,036	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(171)	—	—	—	(5,659)	—	—	(5,659)	—	(5,659)
Conversion of Class B Common Stock into Class A Common Stock	838	(838)	—	—	—	—	—	—	—	—
Balance at September 30, 2020	132,912	21,570	$133	$22	$359,678	$(40,549)	$2,083,118	$2,402,402	$238,709	$2,641,111

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net earnings	$393,033	$68,054
Adjustments to reconcile net earnings to net cash from operating activities
Depreciation and amortization	100,658	105,752
Provision for bad debts and returns	21,504	11,673
Stock compensation	41,350	54,983
Deferred income taxes	(8,393)	(17,861)
Net settlement gain	—	(13,877)
Net foreign currency adjustments	(2,022)	(2,523)
Changes in operating assets and liabilities
Receivables	(179,108)	(103,895)
Inventory	(221,366)	23,629
Other assets	(5,937)	(87,058)
Accounts payable	106,202	(22,889)
Other liabilities	7,317	41,008
Net cash provided by operating activities	253,238	56,996
Cash flows from investing activities
Capital expenditures	(235,626)	(213,216)
Purchases of investments	(168,892)	(131,307)
Proceeds from sales and maturities of investments	148,442	132,469
Net cash used in investing activities	(256,076)	(212,054)
Cash flows from financing activities
Net proceeds from the employee stock purchase plan	4,027	3,687
Repayments on long-term borrowings	(477,909)	(2,500)
Proceeds from long-term borrowings	72,746	677,788
Net proceeds from (repayments on) short-term borrowings	(2,977)	15,931
Payments for employee taxes related to stock compensation	(309)	(5,659)
Purchase of noncontrolling interest	(9,928)	—
Contributions from noncontrolling interests	6,731	—
Distributions to noncontrolling interests	(7,876)	(51,842)
Net cash provided by (used in) financing activities	(415,495)	637,405
Effect of exchange rate changes on cash and cash equivalents	(417)	(13,001)
Net change in cash and cash equivalents	(418,750)	469,346
Cash and cash equivalents at beginning of the period	1,370,826	824,876
Cash and cash equivalents at end of the period	$952,076	$1,294,222

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$10,620	$11,240
Income taxes, net	96,710	39,542
Non-cash transactions
Purchase price adjustment for Skechers Mexico	—	49,045
ROU assets exchanged for lease liabilities	144,729	177,379

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

In March 2021, the minority interest related to the Hong Kong joint venture was purchased for $10.0 million. Other than the change in the Company’s ownership of the Hong Kong entity, which continues to be included in the Company’s condensed consolidated financial statements, there have been no changes during 2021 in the accounting treatment or characterization of any previously identified VIEs. The Company continues to reassess these relationships quarterly. The assets of these joint ventures are restricted, as they are not available for general business use outside the context of such joint ventures. The holders of the liabilities of each joint venture have no recourse to the Company.

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

The Company’s Level 1 investments primarily include money market funds and United States (“U.S.”) Treasury securities; Level 2 investments primarily include corporate notes and bonds, asset-backed securities, and actively traded mutual funds; and the Company does not currently have any Level 3 assets or liabilities. The Company has one Level 2 derivative instrument which is an interest rate swap related to the refinancing of its U.S. distribution center (see Note 4 – Financial Commitments) classified as other long-term liabilities. The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. Credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

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

DERIVATIVE INSTRUMENTS

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Company uses an interest rate swap as part of its interest rate risk management strategy. The Company’s interest rate swap, designated as a cash flow hedge, involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. By utilizing an interest rate swap, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of September 30, 2021, all counterparties to the interest rate swap had performed in accordance with their contractual obligations.

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
(2)	CASH, CASH EQUIVALENTS, SHORT-TERM AND LONG-TERM INVESTMENTS

The following tables show the Company’s cash, cash equivalents, short-term and long-term investments by significant investment category:

	As of September 30, 2021
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$756,573	$756,573	$756,573	$—	$—
Level 1
Money market funds	195,503	195,503	195,503	—	—
U.S. Treasury securities	24,069	24,069	—	7,445	16,624
Total level 1	219,572	219,572	195,503	7,445	16,624
Level 2
Corporate notes and bonds	133,169	133,169	—	81,059	52,110
Asset-backed securities	20,240	20,240	—	2,073	18,167
Mutual funds	52,151	52,151	—	—	52,151
Total level 2	205,560	205,560	—	83,132	122,428
TOTAL	$1,181,705	$1,181,705	$952,076	$90,577	$139,052

	As of December 31, 2020
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$946,961	$946,961	$946,961	$—	$—
Level 1
Money market funds	423,865	423,865	423,865	—	—
U.S. Treasury securities	21,146	21,146	—	8,067	13,079
Total level 1	445,011	445,011	423,865	8,067	13,079
Level 2
Corporate notes and bonds	117,253	117,253	—	83,521	33,732
Asset-backed securities	28,253	28,253	—	5,498	22,755
U.S. Agency securities	3,681	3,681	—	3,681	—
Mutual funds	38,846	38,846	—	—	38,846
Total level 2	188,033	188,033	—	92,700	95,333
TOTAL	$1,580,005	$1,580,005	$1,370,826	$100,767	$108,412

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
(3)	ACCRUED EXPENSES

Accrued expenses were as follows:

	As of September 30,	As of December 31,
(in thousands)	2021	2020
Accrued payroll, taxes, and other	$113,730	$104,004
Return reserve liability	77,580	77,219
Accrued inventory purchases	41,289	27,489
Accrued expenses	$232,599	$208,712

(4)	FINANCIAL COMMITMENTS

The Company had $16.7 million and $38.7 million of outstanding letters of credit as of September 30, 2021 and December 31, 2020, and approximately $0.3 million and $3.3 million in short-term borrowings as of September 30, 2021 and December 31, 2020.

Long-term borrowings were as follows:

	As of September 30,	As of December 31,
(in thousands)	2021	2020
Revolving Credit Facility	$—	$452,500
HF-T1 Distribution Center Loan	129,505	129,505
HF-T2 Distribution Center Construction Loan	53,738	22,169
China Distribution Center Construction Loan	83,599	77,501
China Operational Loans	58,559	48,743
Other	1,101	1,247
Subtotal	326,502	731,665
Less: Current installments	(43,742)	(52,250)
Total long-term borrowings	$282,760	$679,415

Revolving Credit Facility

The Company maintains a $500.0 million revolving credit facility to manage liquidity; including working capital and capital expenditures, which matures on November 21, 2024. The Company fully repaid the outstanding balance on its revolving credit facility during the second quarter of 2021. The weighted-average annual interest rate on borrowings was approximately 1.37% during the nine months ended September 30, 2021. The unused credit capacity was $483.3 million and $8.8 million as of September 30, 2021 and December 31, 2020.

The Company is required to maintain a maximum total adjusted net leverage ratio of 3.75:1, except in the event of an acquisition in which case the ratio may be increased at the Company’s election to 4.25:1 for the quarter in which such acquisition occurs and for the next three quarters thereafter. The Company was in compliance with the financial covenants as of September 30, 2021.

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

HF-T1 also entered into an ISDA master agreement (together with the schedule related thereto, the “Swap Agreement”) with Bank of America, N.A. to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the “Interest Rate Swap”) as amended (the “Swap Agreement Amendment”) on March 18, 2020 with Bank of America, N.A with a maturity date of March 18, 2025. The Swap Agreement Amendment fixes the effective interest rate on the HF-T1 2020 Loan at 2.55% per annum. The HF-T1 2020 Loan and Swap Agreement Amendment are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under the Company’s revolving credit facility.

The Interest Rate Swap involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of both September 30, 2021 and December 31, 2020, the Interest Rate Swap had an aggregate notional amount of $129.5 million. Under the terms of the Swap Agreement Amendment, the Company will pay a weighted-average fixed rate of 0.795% on the notional amount and receive payments from the counterparty based on the 30-day LIBOR rate, effectively modifying the Company’s exposure to interest rate risk by converting floating-rate debt to a fixed rate of 4.08%.

HF-T2 Distribution Center Construction Loan

To finance the expansion of the Company’s North American distribution center, the JV, through HF Logistics-SKX T2, LLC, a wholly-owned subsidiary of the JV (“HF-T2”) entered a construction loan agreement of up to $73.0 million which matures on April 3, 2025. The weighted-average annual interest rate on borrowings under the HF-T2 Distribution Center Construction Loan was approximately 2.00% during the nine months ended September 30, 2021. The obligations of the JV under this loan are guaranteed by TGD Holdings I, LLC, which is an affiliate of HF.

China Distribution Center Construction Loan

The Company entered into a 700.0  million yuan loan agreement to finance the construction of its distribution center in China which matures on September 28, 2023. The interest rate at September 30, 2021 was 4.15% and may increase or decrease over the life of the loan, and will be evaluated every 12 months. Beginning in 2021, the principal of the loan is repaid in semi-annual installments of variable amounts. The obligations of the China distribution center construction loan, entered through the Company’s Taicang Subsidiary are jointly and severally guaranteed by the Company’s China joint venture. As of September 30, 2021, the outstanding balance under this loan included approximately $16.0 million classified as short-term borrowings in the Company’s condensed consolidated balance sheets.

China Operational Loans

The Company has entered certain secured credit facilities to support the operations of its Chinese joint venture. The balance of working capital loans was approximately $39.8 million with interest rates ranging from 1.32% to 3.70% per annum as of September 30, 2021. The balance of working capital loans as of December 31, 2020 was approximately $30.1 million with interest rates ranging from 1.75% to 3.92% per annum. The balance of loans related to a corporate office building in Shanghai was approximately $18.7 million and $18.6 million as of September 30, 2021 and December 31, 2020 with interest at 4.28% per annum, for both periods, payable at terms agreed by the lender. As of September 30, 2021, the outstanding balance under this loan included approximately $27.7 million classified as short-term borrowings in the Company’s condensed consolidated balance sheets.
(5)	STOCK COMPENSATION

INCENTIVE AWARD PLAN

As of September 30, 2021, there were 4,836,249 shares available for grant as equity awards under the 2017 Incentive Award Plan. In the nine months ended September 30, 2021, the Company granted restricted stock with time-based vesting as well as performance-based awards. The performance-based awards include a market condition tied to the Company’s total shareholder return in relation to its peer companies as well as a financial performance condition tied to annual earnings per share (“EPS”) growth. The vesting and ultimate payout of performance awards is determined at the end of the three-year performance period and can vary from zero to 200% based on actual results.

The Company issued the following stock-based instruments:

	Nine Months Ended September 30,
	2021		2020
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value
Restricted stock	699,300	$43.40	1,069,300	$36.52
Performance-based restricted stock	108,750	$38.95	—	$—
Market-based restricted stock	108,750	$54.34	—	$—

A summary of the status and changes of the Company’s unvested shares is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2020	3,112,023	$35.06
Granted	916,800	$44.17
Vested	(1,072,858)	$34.34
Cancelled	(15,999)	$34.16
Unvested at September 30, 2021	2,939,966	$38.17

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

For the three months ended September 30, 2021 and 2020, the Company recognized $14.7 million and $29.7 million of stock compensation expense. For the nine months ended September 30, 2021 and 2020, the Company recognized $41.4 million and $55.0 million of stock compensation expense. As of September 30, 2021, the unamortized stock compensation of $78.9 million is expected to be recognized over a weighted-average period of 1.87 years.

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

The calculation of EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net earnings attributable to Skechers U.S.A., Inc.	$103,139	$64,278	$339,081	$45,283

Weighted-average common shares outstanding, basic	155,835	154,462	155,413	154,061
Dilutive effect of nonvested shares	1,288	518	1,177	646
Weighted-average common shares outstanding, diluted	157,123	154,980	156,590	154,707
Anti-dilutive common shares excluded above	—	89	11	108
Net earnings per share attributable to Skechers U.S.A., Inc.
Basic	$0.66	$0.42	$2.18	$0.29
Diluted	$0.66	$0.41	$2.17	$0.29

(7)	INCOME TAXES

The tax provisions for the three and nine months ended September 30, 2021 and 2020 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary. The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which the Company has operations, the applicable statutory rates range from 0.0% to 34.0%, which is on average significantly lower than the U.S. federal and state combined statutory rate of approximately 24.5%.

The Company’s effective tax rate was 15.6% and 15.4% for the three months ended September 30, 2021 and 2020 with both rates below the Company’s average annual rates. The effective tax rate for the third quarter of 2021 was lower as a result of revisions to the estimated provision as compared to the 2020 U.S. federal income tax return finalized in the current quarter. The reduced rate for the third quarter of 2020 was due to the mixture of the Company’s domestic and foreign earnings (loss), partially offset by a non-recurring, non-deductible charge. The Company’s effective tax rate was 19.0% and 21.0% for the nine months ended September 30, 2021 and 2020. For the nine months ended September 30, 2021, the year-over-year decrease in the effective tax rate was the result of changes in the mixture of the Company’s domestic and foreign earnings (loss) and the non-recurring, non-deductible charge in the prior year.

(8)	RELATED PARTY TRANSACTIONS

The Skechers Foundation (the “Foundation”) is a 501(c)(3) non-profit entity and not a subsidiary or otherwise affiliated with the Company. The Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer, are officers and directors of the Foundation. The Company made contributions to the Foundation of $1.5 million and $0.5 million for the three-month periods ended September 30, 2021 and 2020, and $2.5 million and $1.5 million for the nine-month periods ended September 30, 2021 and 2020. In March 2021, the Company purchased two properties for $2.7 million, from an entity controlled by its President, Michael Greenberg, to facilitate future expansion of our corporate office buildings in Manhattan Beach, California. The terms of the sale were no less favorable than could be obtained from an unrelated third party.
(9)	SEGMENT AND GEOGRAPHIC INFORMATION

The Company has three reportable segments – Domestic Wholesale, International Wholesale and Direct-to-Consumer. Management evaluates segment performance based primarily on sales and gross margin. All other costs and expenses of the Company are analyzed on an aggregate basis and not allocated to the segments. The following summarizes the Company’s operations by segment and geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Sales
Domestic Wholesale	$350,672	$318,449	$1,124,989	$827,148
International Wholesale	711,886	643,393	2,174,252	1,603,774
Direct-to-Consumer	488,399	339,044	1,337,906	841,781
Total	$1,550,957	$1,300,886	$4,637,147	$3,272,703

Gross profit
Domestic Wholesale	$126,233	$123,122	$421,331	$318,824
International Wholesale	319,557	295,565	989,403	716,489
Direct-to-Consumer	323,654	206,434	887,826	506,041
Total	$769,444	$625,121	$2,298,560	$1,541,354

.

Sales (1)
United States	$645,577	$537,528	$1,974,328	$1,386,522
International	905,380	763,358	2,662,819	1,886,181
Total	$1,550,957	$1,300,886	$4,637,147	$3,272,703

(1)

During the three months ended September 30, 2021 and 2020, sales in China were $278.1 million and $252.8 million. During the nine months ended September 30, 2021 and 2020, sales in China were $845.6 million and $554.1 million.

The Company’s sales to its five largest customers accounted for approximately 10.1% and 8.8% of total sales for the three months ended September 30, 2021 and 2020, and for the nine months ended September 30, 2021 and 2020 were 9.0% and 8.9%.

The following summarizes the Company’s assets by segment and geographic area:

(in thousands)	As of September 30, 2021	As of December 31, 2020
Identifiable assets
Domestic Wholesale	$1,751,449	$1,945,681
International Wholesale	2,743,201	2,436,568
Direct-to-Consumer	1,406,925	1,430,120
Total	$5,901,575	$5,812,369

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Additions to property, plant and equipment
Domestic Wholesale	$42,183	$36,036	$144,015	$71,245
International Wholesale	16,302	13,647	41,363	96,091
Direct-to-Consumer	30,922	13,881	50,248	45,880
Total	$89,407	$63,564	$235,626	$213,216

(in thousands)	As of September 30, 2021	As of December 31, 2020
Property, plant and equipment, net (1)
United States	$667,898	$535,648
International	419,285	399,793
Total	$1,087,183	$935,441

(1)	Property, plant and equipment, net in China was $256.4 million and $ 241.6 million at September 30, 2021 and December 31, 2020.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the U.S. were $3.7 billion and $3.1 billion at September 30, 2021 and December 31, 2020.

The Company performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable generally do not require collateral. Foreign accounts receivable are generally collateralized by letters of credit. The Company’s additions to the provision for expected credit losses for the three months ended September 30, 2021 and 2020 were $2.2 million and $1.0 million and for the nine months ended September 30, 2021 and 2020 were $2.6 million and $17.7 million.

The Company’s accounts receivables, excluding the allowance for bad debts, allowances and chargebacks, in different geographic areas are summarized as follows:

(in thousands)	As of September 30, 2021	As of December 31, 2020
Domestic Accounts Receivable	$296,604	$230,546
Foreign Accounts Receivable	526,676	437,816

The Company’s top five manufacturers produced the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(percentage of total production)	2021	2020	2021	2020
Manufacturer #1	16.3	16.4	17.3	20.6
Manufacturer #2	6.3	6.7	5.8	6.9
Manufacturer #3	5.3	6.0	4.8	5.8
Manufacturer #4	4.8	5.7	4.8	4.5
Manufacturer #5	4.7	4.8	4.5	4.4
	37.4	39.6	37.2	42.2

(10)	COMMITMENTS AND CONTINGENCIES

In accordance with GAAP, the Company records a liability in its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of September 30, 2021, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

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

This quarterly report on Form 10-Q may contain forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking language such as “intend,” “may,” “will,” “believe,” “expect,” “anticipate” or other comparable terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our future performance. Factors that might cause or contribute to such differences include:

•	the COVID-19 pandemic and its adverse impact on our operations and our business, sales and results of operations around the world;
•	our ability to manage the impact from delays and disruptions in our supply chain;
•	our ability to sustain, manage and forecast our costs and proper inventory levels;
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

OVERVIEW

For the third quarter, sales exceeded $1.5 billion. This is a new third quarter record and second consecutive quarter achieving this sales milestone, reflecting the continued global demand for our product. Sales increased across all of our segments compared to the same period in 2020 and surpassed pre-COVID-19 pandemic levels with growth of over 14% compared to the third quarter of 2019. This growth came despite continued impacts of COVID-19, including temporary store closures and operating restrictions in some regions as well as supply chain constraints, including shipping container shortages, port congestion and delayed shipments to customers. While increased transit times have delayed the timing of product availability and impacted sales, congestion at some global ports has been improving, although we expect supply chain constraints will continue in the fourth quarter of 2021 and into the first half of 2022.

Our core product philosophy of comfort, style, innovation, and quality at the right price continues to resonate with consumers during the pandemic. We remain focused on delivering our comfort technology footwear as quickly as possible to meet the consumer demand.

We remain confident in the strength of our brand and the relevance of our distinct product offering. We continue to invest for growth with a focus on enhancing our global infrastructure, direct-to-consumer technologies and developing innovative footwear. Current global infrastructure investments and technology projects include:

•	We continued efforts to expand our e-commerce presence internationally.
•	Our new China and United Kingdom distribution centers are complete and fully operational.
•	Development continued on our North American LEED Gold Certified distribution center expansion, which we expect to be completed in 2022.
•	We are in the process of opening new distribution centers in Japan and Peru.
•	We opened 279, net company-owned and third-party Skechers stores globally this year, including our first stores in the Dominican Republic and Slovakia.

RESULTS OF OPERATIONS – THIRD QUARTER

Selected information from our results of operations follows:

	Three Months Ended September 30,		Change
(in thousands)	2021	2020	$	%
Sales	$1,550,957	$1,300,886	$250,071	19.2
Cost of sales	781,513	675,765	105,748	15.6
Gross profit	769,444	625,121	144,323	23.1
Gross margin	49.6%	48.1%		150	bps
Royalty income	7,519	3,216	4,303	133.8
	776,963	628,337	148,626	23.7
Operating expenses:
Selling	119,775	85,926	33,849	39.4
General and administrative	510,941	450,285	60,656	13.5
Total operating expenses	630,716	536,211	94,505	17.6
Earnings from operations	146,247	92,126	54,121	58.7
Interest income	813	1,884	(1,071)	(56.8)
Interest expense	(3,348)	(4,643)	(1,295)	(27.9)
Other, net	(5,514)	7,726	(13,240)	(171.4)
Earnings before income taxes	138,198	97,093	41,105	42.3
Income tax expense	21,497	14,983	6,514	43.5
Net earnings	116,701	82,110	34,591	42.1
Net earnings attributable to noncontrolling interest	13,562	17,832	(4,270)	(23.9)
Net earnings attributable to Skechers U.S.A. Inc.	$103,139	$64,278	$38,861	60.5

Sales

Sales increased $250.1 million, or 19.2%, to $1.6 billion as compared to $1.3 billion as a result of a 20.1% increase in domestic sales and an 18.6% increase in international sales. Domestic and international growth was driven by increases in both direct-to-consumer and wholesale, as COVID-19 impacts continued to ease. Sales grew across all segments with increases to Domestic Wholesale of 10.1%, International Wholesale of 10.6% and Direct-to-Consumer of 44.1%. Sales increased overall due to higher average selling prices and improved volume, particularly with Direct-to-Consumer consumers.

Gross margin

Gross margin increased 150 basis points to 49.6% compared to 48.1%, primarily driven by increased Direct-to-Consumer gross margins, resulting from higher average selling prices, partially offset by declines in International Wholesale and Domestic Wholesale due to higher average cost per unit, including supply chain related freight increases.

Selling expenses

Selling expenses increased $33.8 million, or 39.4%, to $119.8 million from $85.9 million, due to higher global advertising costs of $28.6 million. Prior year advertising was lower due to worldwide store and market closures. As a percentage of sales, selling expenses were 7.7% and 6.6% for the three months ended September 30, 2021 and 2020.

General and administrative expenses

General and administrative expenses increased $60.7 million, or 13.5%, primarily driven by increased labor costs of $23.5 million, rent of $7.8 million and global warehouse and distribution of $6.3 million primarily due to increased operating hours and staffing levels within our retail stores, the opening of new stores and distribution center expansions, and volume-driven warehouse expenses. As a percentage of sales, general and administrative expenses improved to 32.9% as compared to 34.6% in the prior year.

Other income (expense)

Interest income decreased $1.1 million to $0.8 million as compared to $1.9 million, primarily due to lower average interest rates compared to the prior year period. Interest expense decreased $1.3 million due to the repayment of our revolving credit facility in the prior quarter. Other, net decreased $13.2 million primarily attributable to losses on unfavorable foreign currency exchange rates.

Income taxes

Income tax expense and the effective tax rate were as follows:

	Three Months Ended September 30,
(in thousands)	2021	2020
Income tax expense	$21,497	$14,983
Effective tax rate	15.6%	15.4%

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0.0% to 34.0%, which on average are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 24.5%. For the quarter, the effective tax rate remained flat due to the prior-year mixture of our domestic and foreign earnings (loss) and return to provision adjustments from completing the 2020 U.S. federal income tax return in the current quarter.

Noncontrolling interest in net income of consolidated joint ventures

Noncontrolling interest represents the share of net earnings that is attributable to our joint venture partners. Net earnings attributable to noncontrolling interest decreased $4.3 million to $13.6 million as compared to $17.8 million, primarily as a result of increased operating expenses in China.

RESULTS OF SEGMENT OPERATIONS – THIRD QUARTER

Domestic Wholesale

	Three Months Ended September 30,		Change
(in thousands)	2021	2020	$	%
Sales	$350,672	$318,449	$32,223	10.1
Gross profit	126,233	123,122	3,111	2.5
Gross margin	36.0%	38.7%		(270	) bps

Domestic Wholesale sales increased $32.2 million, or 10.1% to $350.7 million due to a 10.6% increase in the number of units sold, partially offset by a decrease of 0.4% in average selling price per unit.

Domestic Wholesale gross margin decreased 270 basis points to 36.0% due to higher average cost per unit and unfavorable product mix.

International Wholesale

	Three Months Ended September 30,		Change
(in thousands)	2021	2020	$	%
Sales	$711,886	$643,393	$68,493	10.6
Gross profit	319,557	295,565	23,992	8.1
Gross margin	44.9%	45.9%		(100	) bps

International Wholesale sales increased $68.5 million, or 10.6%, to $711.9 million compared to sales of $643.4 million, primarily driven by growth of 61.9% in Distributor sales, 10.0% in China and 67.5% in India, partially offset by an 11.0% decline in our European subsidiaries. Volume increased 4.0% in the number of units sold and average selling price per unit increased 6.4%.

International Wholesale gross margin decreased 100 basis points to 44.9%, primarily due to higher average cost per unit, partially offset by higher average selling prices.

Direct-to-Consumer

	Three Months Ended September 30,		Change
(in thousands)	2021	2020	$	%
Sales	$488,399	$339,044	$149,355	44.1
Gross profit	323,654	206,434	117,220	56.8
Gross margin	66.3%	60.9%		540	bps

Direct-to-Consumer sales increased $149.4 million, or 44.1%, to $488.4 million as compared to sales of $339.0 million, primarily driven by growth across all channels, led by domestic and international retail stores of 43.8%. Direct-to-Consumer comparable same store sales increased 31.0%, driven by an increase of 33.7% domestically and 25.1% internationally. Volume increased 16.8% in the number of units sold and average selling price per unit increased 23.2%.

Direct-to-Consumer gross margin increased 540 basis points to 66.3%, due to higher average selling price per unit and reduced promotional activity.

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

RESULTS OF OPERATIONS – NINE MONTHS

Selected information from our results of operations follows:

	Nine Months Ended September 30,		Change
(in thousands)	2021	2020	$	%
Sales	$4,637,147	$3,272,703	$1,364,444	41.7
Cost of sales	2,338,587	1,731,349	607,238	35.1
Gross profit	2,298,560	1,541,354	757,206	49.1
Gross margin	49.6%	47.1%		250	bps
Royalty income	17,654	11,061	6,593	59.6
	2,316,214	1,552,415	763,799	49.2
Operating expenses:
Selling	337,519	220,222	117,297	53.3
General and administrative	1,473,570	1,256,228	217,342	17.3
Total operating expenses	1,811,089	1,476,450	334,639	22.7
Earnings from operations	505,125	75,965	429,160	564.9
Interest income	2,518	5,739	(3,221)	(56.1)
Interest expense	(10,878)	(11,428)	(550)	(4.8)
Other, net	(11,705)	15,882	(27,587)	(173.7)
Earnings before income taxes	485,060	86,158	398,902	463.0
Income tax expense	92,027	18,104	73,923	408.3
Net earnings	393,033	68,054	324,979	477.5
Net earnings attributable to noncontrolling interest	53,952	22,771	31,181	136.9
Net earnings attributable to Skechers U.S.A. Inc.	$339,081	$45,283	$293,798	648.8

Sales

Sales increased $1.4 billion, or 41.7%, to $4.6 billion as compared to $3.3 billion reflecting a 42.4% domestic increase and a 41.2% increase internationally, with the largest contribution derived from International Wholesale growth. Sales grew across all segments with increases to Domestic Wholesale of 36.0%, International Wholesale of 35.6% and Direct-to-Consumer of 58.9%. Sales increased overall due to higher volume and the impact of prior year market closures related to the COVID-19 pandemic.

Gross margin

Gross margin increased 250 basis points to 49.6% compared to 47.1%, driven by higher gross margins in the Direct-to-Consumer segment, which was the result of increased average selling prices and reduced promotional activity.

Selling expenses

Selling expenses increased $117.3 million, or 53.3%, to $337.5 million from $220.2 million primarily due to higher global advertising spending of $106.4 million. Prior year advertising was lower due to worldwide store and market closures. As a percentage of sales, selling expenses were 7.3% and 6.7% for the nine months ended September 30, 2021 and 2020.

General and administrative expenses

General and administrative expenses increased $217.3 million, or 17.3%, primarily driven by higher volume-driven global warehouse and distribution expenses of $63.1 million, labor costs of $55.6 million, incentive compensation of $36.8 million, and rent of $27.7 million. As a percentage of sales, general and administrative expenses were 31.8% and 38.4% for the nine months ended September 30, 2021 and 2020.

Other income (expense)

Interest income decreased $3.2 million to $2.5 million as compared to $5.7 million, primarily due to lower average interest rates compared to the prior year period. Other, net decreased $27.6 million as a result of foreign currency losses in the current year and a $13.9 million gain related to the acquisition of our Mexico joint venture in the prior year.

Income taxes

Income tax expense and the effective tax rate were as follows:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Income tax expense	$92,027	$18,104
Effective tax rate	19.0%	21.0%

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0.0% to 34.0%, which on average are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 24.5%. Year‑to‑date, the decrease in the effective tax rate was the result of changes in the mixture of our domestic and foreign earnings (loss) and the absence of a prior-year non-recurring, non-deductible charge.

Noncontrolling interest in net income of consolidated joint ventures

Noncontrolling interest represents the share of net earnings that is attributable to our joint venture partners. Net earnings attributable to noncontrolling interest increased $31.2 million to $54.0 million as compared to $22.8 million, primarily due to increased profitability by our joint ventures, predominantly China, due to reduced impacts related to the COVID-19 pandemic.

RESULTS OF SEGMENT OPERATIONS – NINE MONTHS

Domestic Wholesale

	Nine Months Ended September 30,		Change
(in thousands)	2021	2020	$	%
Sales	$1,124,989	$827,148	$297,841	36.0
Gross profit	421,331	318,824	102,507	32.2
Gross margin	37.5%	38.5%		(100	) bps

Domestic Wholesale sales increased $0.3 billion, or 36.0% to $1.1 billion due to a 34.5% increase in the number of units sold and a 1.2% increase in average selling price per unit.

Domestic Wholesale gross margin decreased 100 basis points to 37.5% due to higher average cost per unit, partially offset by an increase in the average selling price per unit.

International Wholesale

	Nine Months Ended September 30,		Change
(in thousands)	2021	2020	$	%
Sales	$2,174,252	$1,603,774	$570,478	35.6
Gross profit	989,403	716,489	272,914	38.1
Gross margin	45.5%	44.7%		80	bps

International Wholesale sales increased $0.6 billion, or 35.6%, to $2.2 billion compared to sales of $1.6 billion, primarily driven by growth in China of 52.6%, Europe of 16.1% and distributor sales of 44.5%. Volume increased 26.9% in the number of units sold and average selling price per unit increased 6.9%.

International Wholesale gross margin increased 80 basis points to 45.5% primarily due to the increase in average selling price per unit, partially offset by an increase in the average cost per unit.

Direct-to-Consumer

	Nine Months Ended September 30,		Change
(in thousands)	2021	2020	$	%
Sales	$1,337,906	$841,781	$496,125	58.9
Gross profit	887,826	506,041	381,785	75.4
Gross margin	66.4%	60.1%		630	bps

Direct-to-Consumer sales increased $0.5 billion, or 58.9%, to $1.3 billion as compared to sales of $0.8 billion, primarily driven by growth in domestic and international retail store sales of 60.5%. Direct-to-Consumer comparable same store sales increased 45.0%, driven by an increase of 49.4% domestically and 33.4% internationally. Average selling price per unit increased 17.7% and volume increased 34.9% in the number of units sold.

Direct-to-Consumer gross margin increased 630 basis points to 66.4%, primarily driven by the increase in average selling price per unit and reduced promotional activity.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity outlook

Our liquidity remains strong with $1.0 billion of cash and cash equivalents at September 30, 2021. Amounts held outside the U.S. were $703.1 million, or 73.9%, and approximately $357.4 million was available for repatriation to the U.S. as of September 30, 2021 without incurring additional U.S. federal income taxes and applicable non-U.S. income and withholding taxes. In October 2021, approximately $110.0 million of cash was repatriated to the U.S.

We fully repaid the $452.5 million balance on our revolving credit facility in the second quarter. Our unused credit capacity under this agreement is $483.3 million with an additional $250.0 million available through an accordion feature. We believe that anticipated cash flows from operations, existing cash and investments balances, available borrowings under our revolving credit facility, and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements for the next twelve months.

Cash Flows

Our working capital at September 30, 2021 was $2.0 billion, a decrease of $0.1 billion from working capital of $2.1 billion at December 31, 2020. Our cash and cash equivalents at September 30, 2021 were $1.0 billion, compared to $1.4 billion at December 31, 2020. Our primary sources of operating cash are collections from customers. Our primary uses of cash are inventory purchases, selling, general and administrative expenses and capital expenditures.

Operating Activities

For the nine months ended September 30, 2021, net cash provided by operating activities was $253.2 million as compared to $57.0 million for the nine months ended September 30, 2020. The $196.2 million increase in net cash provided by operating activities primarily resulted from increased net earnings and timing of payments to vendors, partially offset by increased inventory purchases.

Investing Activities

Net cash used in investing activities was $256.1 million for the nine months ended September 30, 2021 as compared to $212.1 million for the nine months ended September 30, 2020. The $44.0 million increase was due to increased capital expenditures of $22.4 million and net investment activity of $21.6 million.

Our capital investments remain focused on supporting our strategic growth priorities, growing our Direct-to-Consumer business, as well as expanding the presence of our brand internationally. Capital expenditures for the nine months ended September 30, 2021 were approximately $235.6 million, which included $82.1 million for the expansion of our joint-venture owned domestic distribution center, $59.7 million for investments in our new corporate offices and other real estate, and $42.4 million of investments in our direct-to-consumer technology and retail stores. We expect our ongoing capital expenditures for the remainder of 2021 to be approximately $80.0 million to $110.0 million, which is primarily related to the expansion of our worldwide distribution capabilities, continued investments in retail and e-commerce technologies and stores, and our new corporate offices in Southern California. We expect to fund ongoing capital expenses through a combination of borrowings and available cash.

Financing Activities

Net cash used in financing activities was $415.5 million during the nine months ended September 30, 2021 compared to $637.4 million in net cash provided by financing activities during the nine months ended September 30, 2020. The change is primarily the result of repaying $452.5 on our revolving credit facility in the current year and receiving $490.0 million in proceeds from our revolving credit facility in the prior year.

Capital Resources and Prospective Capital Requirements

Financing Arrangements

As of September 30, 2021, outstanding short-term and long-term borrowings were $326.8 million, of which $266.8 million relates to loans for our domestic and China distribution centers, $58.6 million relates to our operations in China and the remainder relates to our international operations. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants related to our short-term and long-term borrowings as of the date of this quarterly report. See Note 4 – Financial Commitments of the Condensed Consolidated Financial Statements for additional information.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Converse, Inc. v. Skechers U.S.A., Inc. – On October 14, 2014, Converse filed an action against the Company in the United States District Court for the Eastern District of New York, Brooklyn Division, Case 1:14-cv-05977-DLI-MDG, alleging trademark infringement, false designation of origin, unfair competition, trademark dilution and unlawful deceptive practices arising out of our alleged use of certain design elements on our footwear. The complaint seeks, among other things, injunctive relief, disgorgement of Skechers’ profits, actual damages, enhanced profits and damages, punitive damages, costs and attorneys’ fees. On October 14, 2014, Converse also filed a complaint naming 27 respondents, including the Company, with the U.S. International Trade Commission (the “ITC” or “Commission”), Federal Register Doc. 2014‑24890, alleging unfair trade practices in the importation into and the sale within the United States of certain footwear. Converse had requested that the Commission issue a general exclusion order, or in the alternative a limited exclusion order, and cease and desist orders. Converse represented that the district court action and the ITC action were parallel actions. Consequently, on December 8, 2014, the District Court stayed the proceedings before it pursuant to 28 U.S.C. § 1659, which requires a mandatory stay of district court cases involving the "same issues" as a pending ITC action involving the same parties if requested by the defendant. On December 19, 2014, Skechers responded to the ITC complaint, denying the material allegations and asserting affirmative defenses. A trial before an administrative law judge of the ITC was held in August 2015. On November 17, 2015, the ITC judge issued his Initial Determination finding that certain discontinued products (Daddy’$ Money and HyDee HyTops) infringed on Converse’s intellectual property, but that other, still active product lines (Twinkle Toes and Bobs Utopia) did not infringe. On February 3, 2016, the ITC decided that it would review in part certain matters that were decided by the ITC judge. On June 23, 2016, the full ITC issued its Final Determination affirming that Skechers Twinkle Toes and Bobs Utopia shoes do not infringe Converse’s Chuck Taylor Midsole Trademark and affirming that Converse’s common law trademark was invalid. The full ITC also invalidated Converse’s registered trademark. Converse appealed this decision to the United States Court of Appeals for the Federal Circuit. On January 27, 2017, Converse filed its appellate brief but did not contest the portion of the decision that held that Skechers Twinkle Toes and Bobs Utopia shoes do not infringe. On May 30, 2017 we filed our responsive brief, on February 8, 2018 the court heard oral argument, and on June 7, 2018, the court requested supplemental briefing on certain issues. On October 30, 2018, the United States Court of Appeals for the Federal Circuit vacated portions of the ITC’s ruling and remanded the matter back to the ITC for further proceedings. Although Converse did not appeal the Commission’s non-infringement findings for Skechers Twinkle Toes and Bobs Utopia shoes to the Federal Circuit, Converse asked the Commission to reconsider its previous non-infringement findings on remand. On October 9, 2019, the ITC judge issued his Remand Initial Determination (the “RID”) finding that Converse did not have any rights in the subject intellectual property as to Skechers, and that Skechers Twinkle Toes, Bobs Utopia, and Hydee Hytop did not infringe Converse’s intellectual property, but that the discontinued Daddy’$ Money would infringe, but only if Converse had rights in the subject intellectual property as to Skechers (which the ITC judge found that Converse did not). On October 22, 2019, the parties filed petitions seeking review of the RID. Converse did not, however, seek review of the finding in the RID that Skechers Twinkle Toes and Bobs Utopia do not infringe. On February 7, 2020, the full Commission decided to review the RID and outlined the issues it wanted briefed. The parties subsequently filed briefs on those issues and, on September 9, 2020, the full Commission issued its decision. In that decision, the Commission found that, although Converse had demonstrated enforceable rights in its Chuck Taylor Midsole Trademark, it had not proven that the Skechers Twinkle Toes, Bobs Utopia or Hydee Hytops infringe those rights, or otherwise established a violation of the applicable federal statutes by Skechers. The time for Converse to appeal the Commission’s decision to the United States Court of Appeal for the Federal Circuit has expired and the ITC matter is now concluded. The federal court action that Converse filed in New York, which was stayed pending the outcome of the ITC proceedings, remains pending and the stay has now been lifted. On June 14, 2021, Skechers filed a first partial motion to dismiss certain of the claims against the Daddy'$ Money shoes and all of the claims against the Twinkle Toes, Bobs Utopia, and Hydee Hytop shoes. Rather than respond to Skechers' first partial motion to dismiss, Converse filed a first amended complaint on June 28, 2021, dropping a number of claims, but continuing to allege trademark infringement claims against Daddy'$ Money, false designation of origin and unfair competition against Daddy'$ Money, and state law dilution claims against Daddy'$ Money, Twinkle Toes, Bobs Utopia, and Hydee Hytop shoes. The first amended complaint seeks, among other things, injunctive relief, disgorgement of Skechers’ profits, actual damages, enhanced profits and damages, punitive damages, costs and attorneys’ fees. On July 13, 2021, Skechers filed a second partial motion to dismiss the state law trademark claim against Daddy'$ Money and the state law dilution claim against all of the shoes. Converse opposed Skechers' second partial motion to dismiss. The motion is pending before the Court. While it is too early to predict the outcome of these legal proceedings or whether an adverse result in either or both of them would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend these legal matters vigorously.

Nike, Inc. v. Skechers USA, Inc. – On January 4, 2016, Nike filed an action against the Company in the United States District Court for the District of Oregon, Case No. 3:16-cv-0007, alleging that certain Skechers shoe designs (Men’s Burst, Women’s Burst, Women’s Flex Appeal, Men’s Flex Advantage, Girls’ Skech Appeal, and Boys’ Flex Advantage) infringe the claims of eight design patents. Nike seeks injunctive relief, disgorgement of Skechers’ profits, trebling of such damages due to purported willful infringement, pre-judgment and post-judgment interest, attorneys’ fees, and costs. In April and May 2016, we filed petitions with the United States Patent and Trademark Office’s Patent Trial and Appeal Board (the “PTAB”) for inter partes review of all eight design patents, seeking to invalidate those patents. In September and November 2016, the PTAB denied each of our petitions. On January 6,

2017, we filed several additional petitions for inter partes review with the PTAB, seeking to invalidate seven of the eight designs patents that Nike is asserting. In July 2017, we were notified that the PTAB granted two of our petitions and instituted inter partes review proceedings with respect to two of the seven design patents but denied our petitions as to the others. In June 2017, we filed a motion to transfer venue from the District of Oregon to the Central District of California based on a recent United States Supreme Court decision and the motion was granted on November 17, 2017. After transfer, the case was renumbered as Case No. 2:17-cv-08509. On June 28, 2018, the PTAB issued final decisions in the two inter partes review proceedings, rejecting the invalidity challenges made by the Company in those proceedings. On June 4, 2018, the court, over Nike’s opposition, granted our request for a claim construction hearing. On March 28, 2019, the court issued an order declining to issue a claim construction at this stage of the proceedings, but it did not foreclose the issue, instead observing that it might be appropriate to address claim construction at a later stage. The parties have now completed discovery and have filed summary judgement motions. Nike has also withdrawn its claim for treble or enhanced damages. The summary judgment motions were heard on February 18, 2020, and on October 27, 2020, the Court issued its ruling. The court granted Skechers’ motion for summary judgment of non-infringement as to three of the eight design patents at issue. The court, however, concluded that whether Skechers had infringed any of the five remaining design patents presented issues for a jury to resolve. The court also denied Nike’s motion for summary judgment of validity as to the five remaining design patents, holding that Skechers’ invalidity challenges had to be resolved by the jury. The trial is now set to begin on February 8, 2022. While it is too early to predict the outcome of the case or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

Nike, Inc. v. Skechers USA, Inc. – On September 30, 2019, Nike filed an action against our company in the United States District Court for the Central District of California, Case No. 2:19-cv-08418, alleging that certain Skechers’ shoe designs (Skech-Air Atlas, Skech-Air 92, Skech-Air Stratus and Skech-Air Blast) infringe the claims of twelve design patents. Nike seeks injunctive relief, damages in the form of either lost profits, reasonable royalty, or disgorgement of Skechers’ profits, trebling of such damages due to purported willful infringement, pre-judgment and post-judgment interest, attorneys’ fees, and costs. Skechers has filed its answer and the case is in the discovery stage. While it is too early to predict the outcome of the case or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

Nike, Inc. v. Skechers USA, Inc. – On October 28, 2019, Nike filed an action against the Company in the United States District Court for the Central District of California, Case No. 2:19-cv-09230, alleging that certain Skechers’ shoe designs (Skech-Air Jumpin’ Dots and Skech-Air Mega) infringe the claims of two utility patents. Nike seeks injunctive relief, damages in the form of a reasonable royalty, trebling of such damages due to purported willful infringement, pre-judgment and post-judgment interest, attorneys’ fees, and costs. In October 2020, Skechers filed petitions with the United States Patent and Trademark Office’s Patent Trial and Appeal Board (the “PTAB”) for inter partes review of the two utility patents, seeking to invalidate those patents. In May 2021, the PTAB granted our petitions and instituted inter partes review proceedings with respect to both patents. The district court, at our request, subsequently stayed the action before it, pending the PTAB’s issuance of final written decisions in the inter partes review proceedings on the validity of the two Nike patents. While it is too early to predict the outcome of the case or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

Ealeen Wilk v. Skechers U.S.A., Inc. – On September 10, 2018, Ealeen Wilk filed a putative class action lawsuit against the Company in the United States District Court for the Central District of California, Case No. 5:18-cv-01921, alleging violations of the California Labor Code, including unpaid overtime, unpaid wages due upon termination and unfair business practices. The complaint seeks actual, compensatory, special and general damages; penalties and liquidated damages; restitutionary and injunctive relief; attorneys’ fees and costs; and interest as permitted by law. On July 5, 2019, the court granted, in part, plaintiff’s motion for conditional certification of a Fair Labor Standards Act (FLSA) collective action. On July 22, 2019, the parties submitted to the court an agreed upon notice to be sent to members of the collective. The parties are delaying the mailing of the Belaire-West privacy opt out notice until after mediation. The parties have agreed to an informal stay of discovery and have stipulated to continue all relevant discovery and motion deadlines accordingly. This matter has been settled on terms that do not have a material adverse impact on our results of operations or financial position.

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

ITEM 1A. RISK FACTORS

Except as described below, there have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Disruptions or Delays in Our Supply Chain

The COVID-19 pandemic and other governmental and port facility actions have caused delays in shipments of our products and continue to have the potential to significantly impact our supply chain if the factories that manufacture our products, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers are further disrupted, temporarily closed or experience worker shortages. More specifically, the majority of our manufacturers are located primarily in China and Vietnam. To date, the Chinese and Vietnamese governments have imposed certain restrictions on business operations and the movement of people and goods, including the temporary closure of some factories and businesses in China and restrictions on others in Vietnam, to limit the spread of COVID-19. Further, product that is sent from third-party manufacturers to our domestic distribution center arrives via cargo ships at the ports in Los Angeles and Long Beach where operations have been disrupted. Any further prolonged or subsequent disruptions or delays in shipments could result in additional negative impacts to the pricing of our products due to changes in the availability of inventory, increased shipping costs, or missed sales that may materially adversely impact our business and results of operations.

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

Substantially all of our sales during the year ended December 31, 2020 and the period covered by this report were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and Vietnam. We also sell our footwear in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including the following: political and social unrest, including terrorism; changing economic conditions, including higher labor costs; increased costs of raw materials; currency exchange rate fluctuations; labor shortages and work stoppages, including those due to the outbreak of a disease leading to an epidemic or pandemic spread; electrical shortages; transportation delays; loss or damage to products in transit; expropriation; nationalization; the adjustment, elimination or imposition of domestic and international duties, tariffs, quotas, import and export controls and other non-tariff barriers; exposure to different legal standards (particularly with respect to intellectual property); compliance with foreign laws; changes in domestic and foreign governmental policies; and there may be circumstances in the future where we may have to incur premium freight charges to expedite the delivery of product to our customers. If we incur a significant amount of premium charges to airfreight product for our customers, our gross profit will be negatively affected if we are unable to collect those charges. Apart from the aforementioned impacts of the COVID-19 pandemic, including supply chain constraints, we have not, to date, been materially affected by any such risks, but we cannot predict the likelihood of such developments occurring or the resulting long-term adverse impact on our business, results of operations, financial condition and cash flows.

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

101

Financial statements from the quarterly report on Form 10-Q of Skechers U.S.A., Inc. for the quarter ended September 30, 2021 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements

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

Date: November 3, 2021	SKECHERS U.S.A., INC.

	By:	/s/ John Vandemore
John Vandemore
Chief Financial Officer