Form 10-K
period 2021-12-31
SKECHERS USA INC
filed 2022-02-25
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the voting and non-voting Class A and Class B Common Stock held by non-affiliates of the registrant was approximately $6.9 billion based upon the closing price of $49.83 of the Class A Common Stock on the New York Stock Exchange on such date.

The number of shares of Class A Common Stock outstanding as of February 15, 2022: 135,107,264.

The number of shares of Class B Common Stock outstanding as of February 15, 2022: 20,938,571.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement issued in connection with the 2022 Annual Meeting of the Stockholders of the registrant are incorporated by reference into Part III.

Skechers U.S.A., INC. and subsidiaries

table of contents TO ANNUAL REPORT ON form 10-k

for the year ended DECEMBER 31, 2021

i

SPECIAL NOTE ON Forward-looking Statements

This annual report on Form 10-K contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements with regards to future revenue, projected operating results, earnings, spending, margins, cash flow, orders, expected timing of shipment of products, inventory levels, future growth or success in specific countries, categories or market sectors, continued or expected distribution to specific retailers, liquidity, capital resources and market risk, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and can be identified by the use of forward-looking language such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “could,” “may,” “might,” or any variations of such words with similar meanings. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our future performance. Factors that might cause or contribute to such differences include:

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

•	our ability to maintain our brand image and to anticipate, forecast, identify, and respond to changes in fashion trends, consumer demand for the products and other market factors;
•	the loss of any significant customers, decreased demand by industry retailers and the cancellation of order commitments;
•	our ability to remain competitive among sellers of footwear for consumers, including in the highly competitive performance footwear market; and
•	global economic, political and market conditions, including the challenging consumer retail market in the United States (“U.S.”).

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

Skechers U.S.A., Inc., The Comfort Technology CompanyTM, was incorporated in California in 1992 and reincorporated in Delaware in 1999. Skechers U.S.A., Inc., its consolidated subsidiaries and certain variable interest entities (“VIEs”) of which it is the primary beneficiary, is referred to throughout this annual report as “we,” “us,” “our,” “the Company” and “Skechers” unless otherwise indicated. Reference in this annual report to “sales” refers to Skechers’ net sales reported under U.S. generally accepted accounting principles. Our internet address is www.skechers.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Form 3’s, 4’s and 5’s filed on behalf of directors, officers and 10% stockholders, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our corporate website, www.investors.skechers.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). You can learn more about us by reviewing such filings at www.investors.skechers.com or at the SEC’s website at www.sec.gov.

GENERAL

We design and market Skechers-branded lifestyle footwear for men, women and children, performance footwear for men and women under the Skechers Performance brand name, and work footwear for men and women under Skechers Work brand name. We design and market Skechers branded lifestyle apparel, and license the Skechers brand to others for accessories, pet accessories, leather goods, eyewear and medical scrubs, among others. Skechers footwear reflects a combination of innovation, style, comfort, quality and value that appeals to a broad range of consumers. Our product offering is sold through wholesale distribution to department and specialty stores, athletic and independent retailers, and e-commerce retailers and directly to consumers through retail stores and digital sales. Our objective is to profitably grow our operations worldwide while leveraging our recognizable Skechers brand through our diversified product lines, innovative advertising and various distribution channels.

We believe that brand recognition is an important element for success in the footwear business. We aggressively market our brands through comprehensive marketing campaigns for men, women and children. The Skechers brand is supported by print, television, digital, radio, outdoor and press campaigns as well as donation events for BOBS from Skechers. To further drive recognition, we enlist numerous celebrities, former and current athletes, and influencers to appear in our campaigns. In 2021, our brand ambassadors included Sugar Ray Leonard, Tony Romo, Howie Long, Cris Carter, Rusty Wallace and Brooke Burke, along with athletes Clayton Kershaw, Edward Cheserek, Meb Keflezighi, Colin Montgomerie and Brooke Henderson.

Since 1992, when we introduced our first line, Skechers USA Sport Utility Footwear, we have expanded our product offering and grown our sales while substantially increasing the breadth and penetration of our account and customer base. Our men’s, women’s and children’s product lines benefit from the Skechers reputation for style, quality, comfort, innovation and affordability. Our Performance lines benefit from our marketing, product development, technology, and feedback from athletes and wear testers. To promote innovation and brand relevance, we manage our product lines through separate dedicated sales and design teams.

SKECHERS LINES

We offer a wide array of Skechers-branded footwear lines, many of which have categories that have developed into well-known names. Most of these categories are marketed and packaged with unique shoe boxes, hangtags and in-store support.

Lifestyle Brands. Our lifestyle offering includes categories such as Skechers USA, Skechers Sport, Skechers Active, Modern Comfort, Skechers Street, Foamies, Mark Nason, the charity-minded BOBS from Skechers collection, among others. Types of footwear sold under this division include casual, casual athletic, sport athletic, trail, sandals, boots, and fashion. Innovation is also important within our lifestyle offering and select styles include patented designs including podiatrist-certified arch support and outsoles for enhanced traction, stability and durability. Within our lifestyle collections are collaborations with known brands and properties—including street artists, designers and well-known animated characters.

Performance Brands. Skechers Performance encompasses several technical footwear lines, each designed for specific activities to maximize performance and promote comfort. The Skechers Performance division designs footwear to utilize the latest advancements in materials and innovative design, including lightweight ULTRA GO and HYPER BURST midsole compounds for comfort and responsive feedback. Skechers Performance includes the lines of Skechers GOrun, Skechers GOwalk, Skechers GOtrain, Skechers GOtrail, and Skechers GO Golf.

Skechers Kids. Skechers Kids is comprised of a wide range of sneakers, casuals, boots, and sandals for boys and girls of all ages – pairing the latest trends with innovative comfort technology. The Skechers Kids offering includes its namesake collection; Skechers Mega-Craft, S-Lights, SKECH-AIR, Foamies, Twinkle Toes, Skechers Stretch Fit, and Skechers Street.

Skechers Work. Skechers Work offers a complete line of men’s and women’s slip-resistant and safety-toe casuals, boots, hikers and athletic shoes for professionals who use protective footwear in their work environments. Skechers Work styles include Skechers comfort technologies along with safety and durability features such as steel, composite and lightweight safety toes; high-abrasion soles; puncture resistance; waterproofing and electrostatic-dissipative technology.

Skechers Apparel. Skechers designs and markets a collection of lifestyle apparel for men, women and kids. The collection features Skechers characteristics that consumers around the world have come to expect from the brand. The activewear garments are designed to directly coordinate with the brand’s footwear products. The Skechers apparel collection is sold at Skechers retail stores, on our websites and through wholesale customers.

PRODUCT DESIGN AND DEVELOPMENT

Our principal goal in product design is to develop innovative, comfortable, stylish, quality footwear at a reasonable price for the entire family. Our performance products are for professional and recreational athletes who want a technical shoe that performs under the demands of competition. Our occupational footwear is designed to meet the specifications and demands of the service, medical and construction industries while also meeting testing specifications in the markets where the product is sold.

We believe that our products’ success is related to our ability to recognize trends in the footwear markets and to design products that anticipate and accommodate consumers’ ever-evolving preferences. Lifestyle trend information is compiled and analyzed by our designers in various ways, including reviewing and analyzing pop culture, clothing, and trend-setting media; consulting with our customers for information on current retail selling trends; participating in major footwear trade shows to stay abreast of popular brands, fashions and styles; and subscribing to various fashion and color information services. In addition, a key component of our design philosophy is to continually reinterpret and improve our most successful styles.

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

Production Oversight. To safeguard product quality and consistency, we oversee the key aspects of production from initial prototype manufacture, through initial production runs, to final manufacture. Monitoring of all production is performed in the U.S. by our in-house production department and in Asia by staff working from our offices in China and Vietnam. We believe that our Asia presence allows us to negotiate supplier and manufacturer arrangements more effectively, decrease product turnaround time, and ensure timely delivery of finished footwear. In addition, we require our manufacturers to operate in a manner consistent with the Skechers Supplier Code of Conduct posted on our corporate website. We partner with factories that ensure humane conditions for their employees and we engage in routine auditing and monitoring procedures to ensure that those who contribute to our product are treated with the civility and respect they deserve.

Quality Control. We believe quality control is an important and effective means of maintaining the quality and reputation of our products and brand. Our quality control program is designed to ensure finished goods meet our established design specifications and all goods bearing our trademarks meet our standards for quality. Our quality control personnel located in China and Vietnam perform an array of inspection procedures at various stages of the production process, including examination and testing of prototypes of key raw materials prior to manufacture, samples and materials at various stages of production and final products prior to shipment. Our employees are on-site at each of our major manufacturers to oversee production. For some of our lower volume manufacturers, our staff is on-site during significant production runs, or we will perform unannounced visits to their manufacturing sites to further monitor compliance with our manufacturing specifications.

Sustainability. We believe sustainability is an important responsibility in managing our business. We recently launched Our Planet Matters, a collection of sustainable products utilizing recycled materials. We partnered with a global conservation organization to help fund their organization’s global efforts which align with our core values and commitment to reduce tree harvesting and emissions through packaging.

We worked to make our packaging more sustainable for the more-than-200 million units of Skechers that consumers purchased in 2021. Since 2016, we’ve reduced our products’ packaging plastics by 99% down to less than 1%; all of which are recyclable. Many facilities can now recycle 93% of Skechers-branded shoeboxes, and all of our foot forms and tissue paper packaging are recyclable and printed with soy-or water-based ink. Further, 99% of our shoeboxes meet the FSC® standard for responsible resources, and we continually look for new ways to improve with green materials, regular assessments, and assurance that our items are FSC-certified, recycled or ethically harvested. Our shipping methods reflect our green-minded approach to sustainability: master cartons are printed with soy-or-water-based ink and are 100% recyclable, and at the distribution centers managing more than 90% of our business, our outbound shipping cartons are made with 96%-100% recycled materials and are 100% recyclable.

Many of our facilities are designed and operated with sustainability in mind, including one of America’s largest LEED Gold certified facilities at our North America distribution center in Southern California. Our expanding corporate offices in Los Angeles, California are being designed and developed to qualify for LEED certification.

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

PRODUCT DISTRIBUTION CHANNELS

We have three reportable segments: Domestic Wholesale, International Wholesale, and Direct-to-Consumer. In the U.S., our products are available through a network of wholesale customers comprised of department, athletic and specialty stores and e-commerce retailers. Internationally, our products are available through wholesale customers in more than 180 countries and territories via our global network of distributors as well as through our subsidiaries in Asia, Europe, Canada, and Latin America. Skechers owns and operates retail stores both domestically and internationally through three integrated retail formats—concept, factory outlet and big box stores. Each of these channels serves an integral function in the global distribution of our products.

Domestic Wholesale. We distribute our footwear domestically to department stores, wholesale clubs, specialty stores, athletic specialty shoe stores, independent retailers, and internet retailers. Skechers footwear is available through a variety of wholesale customers, many of whom operate stores within the same retail locations due to our distinct product lines, variety of styles and the price criteria of their specific customers. An integral component of our strategy is to offer our accounts the highest level of customer service so that our products will be fully represented in existing and new customer retail locations.

International Wholesale. Our products are sold in more than 180 countries and territories throughout the world. We generate revenues from outside the U.S. from sales to department stores, specialty, independent and internet retailers. To support our global operations, we have offices and showrooms in over 20 countries.

Our subsidiaries and joint ventures merchandise, market and distribute Skechers product to generate sales in their countries, and we consolidate their results in our financial statements. Our joint venture interests include: China, Malaysia and Singapore (50%), Thailand and Israel (51%), Mexico (60%), and South Korea (65%). Where we do not sell directly through our international subsidiaries and joint ventures, our footwear is distributed through a network of distributors and licensees who sell our products to department, athletic and specialty stores. Our distributors, licensees and franchisees own and operate the following retail stores around the world:

	Number of Store Locations at December 31, 2020	Opened during 2021	Closed during 2021	Number of Store Locations at December 31, 2021
Distributor, licensee and franchise stores
Africa	67	1	—	68
Asia	1,797	545	(278)	2,064
Australasia	121	28	—	149
Central America	19	10	—	29
Europe	352	57	(2)	407
Middle East	165	13	—	178
North America	12	1	—	13
South America	37	2	(1)	38
Total distributor, licensee and franchise stores	2,570	657	(281)	2,946

Direct-to-Consumer. We pursue our direct-to-consumer strategy through our integrated retail formats: e-commerce, concept stores, factory outlet and big box stores. Our formats enable us to promote the full Skechers product offering in an attractive environment that appeals to a broad group of consumers.

•

E-commerce – Our company-owned e-commerce business enables consumers to shop, browse, find store locations, socially interact, post reviews, and immerse themselves in our brands. Additionally, the e-commerce business provides an efficient and effective retail distribution channel, which has improved our customer service and brand experience.

•

Concept Stores – Our concept stores are located at high street locations, major tourist areas or in key shopping malls in metropolitan cities. Our concept stores serve as a showcase for a wide range of our product offering. Retail locations are generally chosen to generate maximum marketing value for the Skechers brand name through signage, store front presentation and interior design. These stores also serve as marketing and product testing venues.

•

Factory Outlet Stores – Our factory outlet stores are generally located in manufacturers’ direct outlet centers in the U.S. and in select international markets. Our factory outlet stores provide opportunities for us to sell discontinued and excess merchandise. Unlike our big box stores, inventory in these stores is supplemented by certain first-line styles sold at full retail price points.

•

Big Box Stores – Our free-standing and attached big box stores, which are primarily located throughout the U.S. and Canada, enable us to liquidate excess merchandise, discontinued lines and odd-size inventory. We seek to open our big box stores in areas that are in close proximity to our concept stores to facilitate the timely transfer of inventory.

Store count, openings and closings for our domestic, international and consolidated joint venture stores are as follows:

	Number of Store Locations at December 31, 2020	Opened during 2021	Closed during 2021	Number of Store Locations at December 31, 2021
Domestic stores	523	18	(26)	515
International stores	331	33	(6)	358
Joint venture stores	467	128	(108)	487
Total domestic, international and joint venture stores	1,321	179	(140)	1,360

LICENSING

We believe that selective licensing of the Skechers brand name and our product line names to manufacturers broadens and enhances the individual brands without requiring significant capital investments or additional incremental operating expenses. Our multiple product lines plus additional subcategories present many potential licensing opportunities on terms that we believe will provide more effective manufacturing, distribution or marketing of non-footwear products.

As of December 31, 2021, we had 25 active licensing agreements in which we are the licensor. These include a variety of Skechers-branded products including apparel, accessories, socks and eyewear; medical scrubs; fitness and yoga accessories, and cold weather products. Additional category-specific collections include Skechers Sport apparel, bags, backpacks and headwear; Twinkle Toes backpacks and lunchboxes; BOBS from Skechers socks and backpacks; and Skechers Work socks. We also have BOBS from Skechers pet accessories in Petco.

DISTRIBUTION FACILITIES AND OPERATIONS

We believe that strong distribution support is a critical factor in our operations. Our distribution network includes (i) an approximately 2.8 million square-foot North American distribution center located in California, (ii) an approximately 2.2 million square-foot European distribution center located in Belgium, (iii) an approximately 1.6 million square foot China distribution center, (iv) an approximately 0.3 million square foot United Kingdom distribution center, (v) company-operated distribution centers or third-party distribution centers in Central America, South America and Asia, and (vi) third-party manufacturers and other international third-party distribution centers.

INTELLECTUAL PROPERTY RIGHTS

We own and utilize a variety of trademarks, including the Skechers trademark. We have a significant number of both registrations and pending applications for our U.S. trademarks. In addition, we have trademark registrations and trademark applications in approximately 155 foreign countries. We have design patents and pending design and utility patent applications in both the U.S. and approximately 39 foreign countries. We continuously look to increase the number of our patents and trademarks both domestically and internationally, where necessary to protect valuable intellectual property. We regard our trademarks and other intellectual property as valuable assets and believe that they have significant value in marketing our products. We vigorously protect our trademarks against infringement, including through the use of cease and desist letters, administrative proceedings and lawsuits.

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

HUMAN CAPITAL

As of December 31, 2021, we employed approximately 11,700 persons, of whom approximately 6,200 were employed on a full-time basis and approximately 5,500 were employed on a part-time basis, primarily in our retail stores.

Social Responsibility. As a family-focused brand, Skechers was founded on inclusivity, diversity, respect and entrepreneurial spirit with the philosophy of putting people first – offering comfort and care to our employees and customers. In conjunction with our policy against discrimination, Skechers emphasizes that every employee, applicant, contractor and customer is entitled to be treated with dignity and respect. Human rights is a core value at the heart of how we conduct our business, at every level of our company – including our factories and suppliers. All full-time and part-time corporate employees in the U.S. undergo harassment and diversity training, and employees of our wholly-owned operations in other countries comply with their local laws regarding human rights, harassment and diversity training in the workplace. As it relates to our factories and suppliers specifically, we provide employee and management training to ensure that employees and companies who oversee our production and manufacturer auditing know the most current issues regarding human rights. Our Code of Ethics, Corporate Code of Conduct and Supplier Code of Conduct codify these values and our commitment to diversity, equity and inclusion.

Skechers is also focused on reducing its carbon footprint. We have made environmental advancements a top priority at our corporate facilities. Now under construction, our expanding corporate offices remain future-focused as we incorporate our earth-friendly philosophy into our growing footprint. All four buildings are being designed to receive LEED Gold certification upon completion, and include solar panels.

Community. Skechers encourages active participation in the greater community, with annual charity walks for children in the U.S. and around the world. We promote charitable giving and volunteering by sponsoring community service days along with blood drives, food drives, and shoe drives. Additionally, we regularly donate product to not-for-profit organizations. In 2021, the Company donated over 50,000 pairs of new shoes to those in need, $1.0 million in support of earthquake relief efforts in Haiti, and we formed a partnership with a global conservation organization to contribute to their efforts to protect the world’s lands and waters.

Health and Safety. Skechers’ lifestyle and performance product offering has shaped our culture with a focus on wellness, and a commitment to providing a safe and healthful work environment for all employees. The Company offers healthy lunch options, an in-house fitness consultant and corporate exercise programs. We offer paid time off to get the COVID-19 vaccine and provided on-site vaccination clinics for our corporate employees and our domestic distribution center employees. We made changes to our corporate facilities, increasing cleaning protocols and distributing personal protective equipment and cleaning supplies to employees; instituting temperature screenings; installing touchless doors and faucets in common areas; limiting building occupancy; and staggering work schedules.

Talent. We offer competitive benefits in a casual, creative atmosphere and a fun, fast-paced environment where employees can always learn and grow. Employee benefits are designed to help employees and their families stay healthy, meet their financial goals, and help them balance their work and personal lives. Benefits include health and wellness programs, training and development programs, an employee stock purchase program, a childcare incentive program, on-site electric vehicle charging stations, and product discounts.

Item 1A.	RISK FACTORS

In addition to the other information in this annual report, the following factors should be considered in evaluating us and our business.

Risks Related to COVID-19

The COVID-19 Pandemic Has Had, And May Continue To Have, A Material Adverse Effect On Our Business And Results Of Operations.

Impact on Global Economy and on Our Business and Financial Performance

The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. As a result, the COVID-19 pandemic has had, and may continue to have, a material adverse impact on our business and financial performance. The extent of this impact will depend on future developments, including the duration and severity of the pandemic, restrictions on travel, temporary store closure requirements, changes in consumer confidence and spending, and the extent of any recession resulting from the pandemic. At this time, we cannot reasonably estimate the duration and severity of the COVID-19 pandemic, or its overall impact on our business and financial performance.

Closures and Operational Restrictions of Our Retail Stores and Our Wholesale Customers’ Stores

We may face recurring store closure requirements and other operational restrictions with respect to some or all our physical locations because of evolving or new governmental restrictions, quarantine policies, or social distancing measures related to the COVID-19 pandemic. Our business and results of operations have been, and may continue to be, materially adversely impacted by store closures and operational restrictions.

Consumer fear about becoming ill with COVID-19 and recommendations and/or mandates from governmental authorities has had, and may continue to have, an adverse effect on traffic to stores. Any significant reduction in consumer visits to, or spending at, our wholesale customers’ stores and our retail stores during and following this pandemic has resulted in, and may continue to result in, a loss of sales and profits and other material adverse effects on our business and results of operations.

Disruptions or Delays in Our Supply Chain

The COVID-19 pandemic and related governmental and port facility actions have caused delays in shipments of our products and could significantly impact our supply chain if the factories that manufacture our products, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers are further disrupted, temporarily closed or experience worker shortages. More specifically, most of our manufacturers are in China and Vietnam. To date, the Chinese and Vietnamese governments have imposed certain restrictions on business operations and the movement of people and goods to limit the spread of COVID-19, including the temporary closure of some factories and businesses in China and restrictions on others in Vietnam. Further, product that is sent from third-party manufacturers to our domestic distribution center arrives via cargo ships at the ports in Los Angeles and Long Beach where operations have been disrupted. Any prolonged or subsequent disruptions or delays in shipments could result in additional negative impacts to the pricing of our products due to changes in the availability of inventory, increased shipping costs, or missed sales that may materially adversely impact our business and results of operations.

Office Closures, Focus of Key Personnel and Productivity of Employees

Beginning in early 2020, we temporarily closed many of our corporate offices and other facilities, including our corporate headquarters in Manhattan Beach, California, and implemented a policy for many of our corporate employees to work remotely. While we began to allow a limited number of personnel back to our corporate offices with added safety measures and staggered work schedules in June 2020, these evolving workplace arrangements may negatively impact productivity and cause other disruptions to our business.

In addition, our management team has focused on mitigating the adverse effects of the COVID-19 pandemic, which has required and may continue to require a large investment of time and resources, diverting their attention from other priorities that existed prior to the pandemic. If these conditions worsen or last for an extended period, our ability to manage our business may be impaired and operational risks may be elevated.

The COVID-19 Pandemic Has Had A Negative Impact On The Global Economy, And Our Sales Are Influenced By Economic Conditions That Impact Consumer Spending And Consumer Confidence.

Consumer confidence and spending on discretionary items generally declines during periods of economic uncertainty or recession. Our wholesale customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and/or increasing promotional activity. Our retail stores are also affected by these conditions and may experience declines in consumer traffic and spending. As a result, factors that diminish consumer confidence and spending, particularly deterioration in general economic conditions, consumer credit availability, consumer debt levels, inflation, the impact of foreign exchange fluctuations on tourism and tourist spending, volatility in investment returns, fear of unemployment, increases in energy costs or taxes or interest rates, housing market downturns, fear about and impact of pandemic illness (such as the impact of the COVID-19 pandemic, including reduced store traffic and widespread temporary store closures), and other factors such as acts of war, natural disasters or terrorist or political events that impact consumer confidence, have had, and may continue to have (with respect to the COVID-19 pandemic), a material adverse effect on our operations and financial condition through their negative impact on our wholesale customers as well as decreased spending in our retail stores and potentially via our e-commerce business.

Risks Related to Our Business and Industry

Our Future Success Depends On Our Ability To Maintain Our Brand Name And Image With Consumers.

Our success to date has largely been due to the strength of the Skechers brand. Maintaining, promoting, and growing our brand depends on our ability to develop high-quality, innovative, and fashion forward products, as well as our ability to create fresh and relevant marketing and advertising campaigns. The inability to execute or adverse developments in these areas could negatively impact our brand. Our brand could also be negatively impacted if we or any of our products were to receive negative publicity of any kind. If we are unable to maintain, promote and grow our brand, then our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

Our Future Success Also Depends On Our Ability To Respond To Changing Consumer Preferences, Identify And Interpret Consumer Trends, And Successfully Market New Products.

The footwear industry is subject to rapidly changing consumer preferences. The continued popularity of our footwear requires us to accurately identify changing consumer preferences and effectively respond in a timely manner. Demand for and market acceptance of existing and new products are uncertain and depend on the following factors:

•	substantial investment in product innovation, design and development;
•	commitment to product quality; and

•	significant and sustained marketing efforts and expenditures, including with respect to the monitoring of consumer trends.

We are often required to make decisions about product designs and marketing expenditures several months in advance of when consumer acceptance can be determined. As a result, we may not be successful in responding to shifting consumer preferences with new products that achieve market acceptance. If we fail to identify and effectively respond to changing consumer preferences, we could experience excess inventories, higher than normal markdowns, returns, order cancellations or an inability to profitably sell our products, and our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

We Face Intense Competition, Including Competition From Companies In The Performance Footwear Market and With Significantly Greater Resources Than Ours, And If We Are Unable To Compete Effectively, Our Market Share May Decline And Our Business Could Be Harmed.

We face intense competition from other established companies in the footwear industry in the areas of product offerings, pricing, costs of production, and advertising and marketing expenditures. Consumer demand for our products may decline significantly if we do not adequately and timely anticipate and respond to our competitors. Some of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry, compete more effectively on price and production, more effectively keep up with rapid changes in footwear technology, and more quickly develop new products. New companies may also enter the markets in which we compete, further increasing competition. In addition, negative consumer perceptions of our performance features due to our historical reputation as a fashion and lifestyle footwear company may place us at a competitive disadvantage in the performance footwear market. We may not be able to compete successfully in the future, and increased competition may result in price reductions, cost increases, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would materially adversely impact our business, results of operations and financial condition.

Our Strategies Involve A Number Of Risks That Could Prevent Or Delay The Successful Opening Of New Stores As Well As Negatively Impact The Performance Of Our Existing Stores.

Our ability to successfully open and operate new stores depends on many factors, including our ability to identify suitable store locations, the availability of which is outside of our control; negotiate acceptable lease terms, including desired tenant improvement allowances; source sufficient levels of inventory to meet the needs of new stores; hire, train and retain store personnel; successfully integrate new stores into our existing operations; and satisfy the fashion preferences in new geographic areas.

In addition, new stores could be opened in regions in which we currently have few or no stores. Any expansion into new markets may present competitive, merchandising and distribution challenges that are different from those we encounter in our existing markets. Any of these challenges could adversely affect our business and results of operations. In addition, any new store openings in existing markets could result in reduced sales in existing stores in those markets. We may decide to close stores that experience sales declines, which could result in additional costs, expenses, asset impairments or asset write-downs.

Our Global Retail Business Has Required, And Will Continue To Require, A Substantial Investment And Commitment Of Resources And Is Subject To Numerous Risks And Uncertainties.

Our global retail business has required substantial investments in leasehold improvements, inventory, and personnel. We have also made significant operating lease commitments for retail space worldwide. Due to the high fixed-cost structure associated with our global retail business, the poor performance or closure of stores could result in significant lease termination costs, write-offs or impairments of leasehold improvements, and employee-related termination costs. The success of our global retail operations also depends on our ability to identify and adapt to changes in consumer spending patterns and retail shopping preferences globally, including the shift from brick and mortar to direct-to-consumer and mobile channels. Our failure to successfully respond to these factors could adversely affect our retail business, as well as damage our brand and reputation, and could materially affect our results of operations, financial position, and cash flows.

Many Of Our Retail Stores Depend Heavily On The Customer Traffic Generated By Shopping And Factory Outlet Malls Or By Tourism.

Many of our concept stores are in shopping malls and some of our factory outlet stores are in manufacturers’ outlet malls. We depend on obtaining prominent locations and the overall success of the malls to generate customer traffic. The overall success of the malls can be negatively impacted by factors outside of our control, such as store closures by other retailers. Some of our concept stores occupy street locations that are heavily dependent on customer traffic generated by tourism. Tourism can be adversely affected by external factors such as an economic slowdown or social or political events. Any substantial decrease customer traffic generated by malls or tourism has, and may continue to have, an adverse effect on sales in our existing stores or hinder our ability to open retail stores in new markets, which could negatively affect our operating results.

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

We Have A Significant Work Force And Are Subject To Risks Related To Human Capital Management.

We employ approximately 11,700 employees worldwide and a significant portion of our operating expenses relate to compensation and benefits. Although we spend a significant amount of time and expense on human capital management, we cannot ensure that we will be able to maintain a happy and productive workforce. Some of our employees may leave or take other actions that harm our business.

Risks Related to Supply Chain

Our Business Could Be Harmed If We Fail To Maintain Proper Inventory Levels.

We place orders with our manufacturers for some of our products prior to the time we receive all our customers’ orders. We do this to minimize purchasing costs, the time necessary to fill customer orders, and the risk of non-delivery. We also maintain an inventory of certain products that we anticipate will be in greater demand. Any unanticipated decline in the popularity of Skechers footwear or other unforeseen circumstances may make it difficult for us and our customers to accurately forecast demand, and we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels exceeding customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could significantly impair our brand image and have a material adverse effect on our operating results, financial condition and cash flows. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply products when we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, and diminish brand loyalty.

Our International Sales And Manufacturing Operations Are Subject To The Risks Of Doing Business Abroad, Particularly In China and Vietnam, Which Could Affect Our Ability To Manufacture Or Sell Our Products, Obtain Products From Foreign Suppliers Or Control The Costs Of Our Products.

Substantially all our sales during the year ended December 31, 2021 were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and Vietnam. We also sell our footwear in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including the following: political and social unrest, including terrorism; changing economic conditions, including higher labor costs; increased costs of raw materials; currency exchange rate fluctuations; labor shortages and work stoppages, including those due to the outbreak of a disease leading to an epidemic or pandemic spread; electrical shortages; transportation delays; loss or damage to products in transit; expropriation; nationalization; the adjustment, elimination or imposition of domestic and international duties, tariffs, quotas, import and export controls and other non-tariff barriers; exposure to different legal standards (particularly with respect to intellectual property); compliance with foreign laws; changes in domestic and foreign governmental policies; and the potential for circumstances where we may have to incur premium freight charges to expedite the delivery of product to our customers. If we incur a significant amount of premium charges to airfreight product for our customers and we are not able to collect those charges, our gross profit will be negatively affected. Apart from the impacts of the COVID-19 pandemic, including supply chain constraints, we have not, to date, been materially affected by any such risks, but we cannot predict the likelihood of such developments occurring or the resulting long-term adverse impact on our business, results of operations, financial condition and cash flows.

In particular, because most of our products are manufactured in China and Vietnam, the possibility of adverse changes in trade or political relations with China or Vietnam, political instability in China or Vietnam, increases in labor costs, the occurrence of prolonged adverse weather conditions or a natural disaster such as an earthquake or typhoon in China or Vietnam, or the outbreak of a pandemic disease in China or Vietnam could severely interfere with the manufacturing and/or shipment of our products and would have a material adverse effect on our operations. Our business operations may be adversely affected by the current and future political environment in the People’s Republic of China (“PRC”). The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate under the PRC may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under its current leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice. A change in policies by the PRC government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During the year ended December 31, 2021, the top five manufacturers of our products produced approximately 37.1% of our total purchases. One manufacturer accounted for 18.0% of total purchases for the year ended December 31, 2021.

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

While not a material issue as of the filing date of this report, the COVID-19 pandemic previously led to the Chinese and Vietnamese governments imposing temporary closures of some of our factories in China and restrictions on others in Vietnam that caused delays in shipment of our products. We may encounter similar challenges yet again with these manufacturers, or new difficulties could arise with our manufacturers or any raw material suppliers on which our manufacturers rely, including prolonged manufacturing or transportation disruptions due to public health conditions, such as the recent COVID-19 pandemic, reductions in the availability of production capacity due to government imposed restrictions, failure to meet our quality control standards, failure to meet production deadlines or increased manufacturing costs. This could result in our customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flows and harm our business and results of operations.

Our Ability To Deliver Our Products To The Market Could Be Disrupted If We Encounter Problems Affecting Our Logistics And Distribution Systems.

We rely on owned or independently operated distribution facilities to transport, warehouse and ship products to our customers. Our logistics and distribution systems include computer-controlled and automated equipment, which may be subject to risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Substantially all our products are distributed from a few locations. Therefore, our operations could be interrupted by travel restrictions, earthquakes, floods, fires or other natural disasters near our distribution centers. Our business interruption insurance may not adequately protect us from the potential adverse effects of significant disruptions to our distribution system, such as the long-term loss of customers or an erosion of brand image. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including the transportation of product to and from our distribution facilities. If we encounter problems affecting our distribution system, our ability to meet customer expectations, manage inventory, complete sales, and achieve operating efficiencies could be materially adversely affected.

Risks Related to Economic and External Factors

The Uncertainty Of Global Market Conditions May Continue To Have A Negative Impact On Our Business, Results Of Operations Or Financial Condition.

The uncertain state of global economic conditions, including the challenging consumer retail market, may negatively impact our business, which depends on the general economic environment and levels of consumers’ discretionary spending. If the current economic situation does not improve or if it weakens, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of sales. Additionally, if there is an unexpected decline in sales, our results of operations will depend on our ability to implement a corresponding and timely reduction in our costs and manage other aspects of our operations. These challenges include (i) managing our infrastructure, (ii) hiring and maintaining, as required, the appropriate number of qualified employees, (iii) managing inventory levels and (iv) controlling other expenses. If the uncertain global market conditions continue for a significant period or worsen, our results of operations, financial condition, and cash flows could be materially adversely affected.

Our Business Could Be Adversely Affected By Changes In The Business Or Financial Condition Of Our Customers Due To Global Economic Conditions.

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

Natural Disasters Or A Decline In Economic Conditions In California Could Increase Our Operating Expenses Or Adversely Affect Our Sales Revenue.

A substantial portion of our operations are in California, including 98 of our retail stores, our headquarters in Manhattan Beach, and our North America distribution center in Rancho Belago. A decline in the economic conditions in California could have a material adverse impact on our business. Furthermore, a natural disaster or other catastrophic event in California, such as an earthquake or wildfire, could significantly disrupt our business including the operation of our only domestic distribution center. We may be more susceptible to these issues than our competitors whose operations are not as concentrated in California.

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

In addition, our foreign subsidiaries purchase products in U.S. dollars, which causes the cost of those products to vary depending on the foreign currency exchange rates and impacts the price charged to customers. Our foreign distributors also purchase products in U.S. dollars and sell in local currencies, which impacts the price to foreign consumers. As the U.S. dollar strengthens relative to foreign currencies, our revenues and profits are reduced when translated into U.S. dollars and our margins may be negatively impacted by the increase in product costs due to foreign currency exchange rates. Although we typically work to mitigate the impact of exchange rate fluctuations through price increases and further actions to reduce costs, we may not be able to fully offset the impact, if at all. Our success depends, in part, on our ability to manage or mitigate these foreign currency impacts, as changes in the value of the U.S. dollar relative to other currencies could have a material adverse effect on our business, results of operations, financial position and cash flows.

Risks Related to Legal and Regulatory Matters

Changes In Tax Laws Or The Potential Imposition Of Additional Duties, Quotas, Tariffs And Other Trade Restrictions Could Have An Adverse Impact On Our Sales And Profitability.

All our products manufactured overseas and imported into the U.S., the European Union and other countries are subject to customs duties. We are unable to predict whether there may be unfavorable changes in tax laws in the U.S. or overseas, additional customs duties, quotas, tariffs, anti-dumping duties, safeguard measures, cargo restrictions to prevent terrorism or other trade restrictions imposed on the importation of our products in the future. Such actions could adversely affect our ability to produce and market footwear at competitive prices and might have an adverse impact on the sales and profitability of Skechers.

Changes to Trade Policy, Including New Tariffs Imposed By The U.S. Government, Could Have A Material Adverse Effect On Our Results Of Operations.

Changes in social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries from which we import our products, or conduct our business, as well as any negative sentiment toward the U.S. as a result of such changes, could adversely affect our business. The U.S. government has placed or proposed additional tariffs on certain goods imported from China and may enact new tariffs on additional goods imported from China, including footwear and other products that we import. China had imposed tariffs on a wide range of American products in retaliation and responded to the new proposed tariff by, among other things, adjusting the value of its currency. China and the U.S. have made progress and are in discussions to finalize a trade agreement, however there is no guarantee that any agreement between the countries will be reached. China could impose additional tariffs or take other actions if the countries are unable to come to an agreement. Most of our products that we sell in the U.S. are manufactured in China. The U.S. government has also negotiated a replacement trade deal for NAFTA with Mexico and Canada, the U.S.-Mexico-Canada Agreement (the “USMCA”). There is also a concern that the imposition of additional tariffs by the U.S. could result in the adoption of additional tariffs by other countries as well. If the U.S. government does not reach a trade agreement with China or replaces NAFTA with USMCA, or if additional tariffs or trade restrictions are implemented by the U.S. or other countries in connection with a global trade war, the resulting escalation of trade tensions could have a significant, adverse effect on world trade and the world economy. While it is too early to predict whether or how the recent policy changes will impact our business, the imposition of tariffs on footwear, apparel or other items imported by us from China could require us to increase prices to our customers or, if unable to do so, result in lowering our gross margin on products sold. Tariffs on footwear imported from China could have a material adverse effect on our business and results of operations.

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

We believe that our trademarks, design patents and other proprietary rights are important to our success and our competitive position. We use trademarks on nearly all our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us and in distinguishing our goods from the goods of others. We consider our Skechers®, Skechers Performance™, Skechers GOrun®, Skechers GOwalk®, Skechers GOgolf®, Skechers GOtrain®, Skechers on-the-GO®, ®, ®, ®, , Skechers Cali®, Skecher Street®, Skechers USA®, Skechers Active™, Skechers Sport Active™, Skechers Work™, Skechers Max Cushioning™, Mark Nason®, D’Lites®, DLT-A®, BOBS®, Energy Lights®, Glide Step™, Skech-Air®, Twinkle Toes®, Z-Strap®, Mega-Flex®, Luminators®, Heart Lights™, Relaxed Fit®, Arch Fit™, Ultra GO®, Hyper Burst®, Skechers Memory Foam™, and Air-cooled Memory Foam® trademarks to be among our most valuable assets, and we have registered these trademarks in many countries. In addition, we own many other trademarks that we utilize in marketing our products. We also have a number of design patents and utility patents covering components and features used in various shoes. We believe that our patents and trademarks are sufficient to permit us to carry on our business as presently conducted. While we vigorously protect our trademarks against infringement, we cannot guarantee that we will be able to secure patents or trademark protection for our intellectual property in the future or that protection will be adequate for future products. Further, we have been sued in the past for patent and trademark infringement and cannot be sure that our activities do not and will not infringe on the intellectual property rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability as well as the diversion of management’s attention from our business, which could negatively impact our business or financial condition.

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

As a routine part of our business, we utilize information security and information technology systems and websites that allow for the secure storage and transmission of proprietary or private information regarding our customers, employees, vendors and others. A security breach of our network, hosted service providers, or vendor systems, may expose us to a risk of loss or misuse of this information, litigation and potential liability. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, and the retail industry, has been the target of many recent cyber-attacks. Although we take measures to safeguard this sensitive information, we may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants.

We invest in industry standard security technology to protect personal information. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect against transaction or other data being breached or compromised. In addition, data and security breaches can also occur due to non-technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Although we maintain insurance designed to provide coverage for cyber risks related to what we believe to be adequate and collectible insurance in the event of theft, loss, fraudulent or unlawful use of customer, employee or company data, any compromise or breach of our cyber security systems could result in private information exposure and a violation of applicable privacy and other laws, significant potential liability including legal and financial costs, and loss of confidence in our security measures by customers, which could result in damage to our brand and have an adverse effect on our business, financial condition and reputation. In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data. Compliance with existing and proposed laws and regulations can be costly, and any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against us by governmental entities or others, damage to our reputation and credibility and could have a negative impact on revenues and profits.

Risks Related to Our Stock and Stock Price

Our Quarterly Revenues And Operating Results Fluctuate As A Result Of A Variety Of Factors, Including Seasonal Fluctuations In Demand For Footwear, Delivery Date Delays And Potential Fluctuations In Our Estimated Annualized Tax Rate, Which May Result In Volatility Of Our Stock Price.

Our quarterly revenues and operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control. Our major customers have no obligation to purchase forecasted amounts and from time to time cancel orders, change delivery schedules, or change the mix of products ordered with minimal notice and without penalty. As a result, we may not be able to accurately predict our quarterly sales. Furthermore, our expenses are partially based on our expectations of future sales, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shifts. As a result, our expenses may be disproportionately large relative to our revenues, which could have a material adverse effect on our operating results.

Our annualized tax rate is based on projections of our domestic and international operating results for the year, which we review and revise as necessary at the end of each quarter. Any quarterly fluctuations in our annualized tax rate could have a material impact on our quarterly operating results and the results for any one quarter may not be indicative of results for the full year. Any shortfall in revenues or net earnings from levels expected by securities analysts and investors could cause a decrease in the trading price of our Class A Common Stock.

One Principal Stockholder Is Able To Substantially Control All Matters Requiring Approval By Our Stockholders And Another Stockholder Is Able To Exert Significant Influence Over All Matters Requiring A Vote Of Our Stockholders, And Their Interests May Differ From The Interests Of Our Other Stockholders.

As of December 31, 2021, our Chairman of the Board and Chief Executive Officer, Robert Greenberg, beneficially owned 86.8% of our outstanding Class B Common Stock, members of Mr. Greenberg’s immediate family beneficially owned an additional 8.2% of our outstanding Class B Common Stock, and Gil Schwartzberg, trustee of several trusts formed by Mr. Greenberg and his wife for estate planning purposes, beneficially owned 29.9% of our outstanding Class B Common Stock. The holders of Class A Common Stock and Class B Common Stock have identical rights except that holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of December 31, 2021, Mr. Greenberg beneficially owned 37.4% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 42.9% of the aggregate number of votes eligible to be cast by our stockholders, and Mr. Schwartzberg beneficially owned 18.0% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Messrs. Greenberg and Schwartzberg are each able to exert significant influence over all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Messrs. Greenberg and Schwartzberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A Common Stock. Because Messrs. Greenberg’s and Schwartzberg’s interests may differ from the interests of the other stockholders, their ability to substantially control or significantly influence, respectively, actions requiring stockholder approval, may result in the Company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A Common Stock to the extent that investors or any potential future purchaser view the superior voting rights of our Class B Common Stock to have value.

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

Our corporate headquarters are located at several properties in or near Los Angeles, California, which consist of an aggregate of approximately 213,000 square feet. We own and lease portions of our corporate headquarters.

Our North America distribution center occupies approximately 1.8 million square feet on its main campus in southern California, which is leased from a joint venture, HF Logistics-SKX (the “JV”). The JV was formed with HF Logistics I, LLC (“HF”) in January 2010 for the purpose of building and operating the facility and is consolidated in our financial statements. An additional 1.0 million square feet of distribution center space is leased from third parties. The main campus lease is set to expire in November 2031, and the remaining space is set to expire in early 2026.

Our European distribution center occupies approximately 2.2 million square feet in Liege, Belgium under operating leases. These leases provide for original terms of 10 to 15 years, commencing between January 2016 and July 2020, subject to automatic extensions for recurring periods of five years unless we or the landlord terminates the lease in writing 12 months prior to the expiration of the original lease term or 12 months prior to the end of the then applicable five-year extension.

Our China distribution center occupies approximately 1.6 million square feet in Taicang, China.

Substantially all of our retail stores and showrooms are leased with terms expiring through January 2036. The leases provide for rent escalations tied to either increases in the lessor’s operating expenses, fluctuations in the consumer price index in the relevant geographical area, or a percentage of the store’s gross sales in excess of the base annual rent.

We lease most of our international administrative offices, showrooms and distribution facilities located in Asia, Central America, Europe, North America and South America. The property leases expire at various dates through January 2035.

ITEM 3.	LEGAL PROCEEDINGS

Converse, Inc. v. Skechers U.S.A., Inc. – On October 14, 2014, Converse filed an action against the Company in the United States District Court for the Eastern District of New York, Brooklyn Division, Case 1:14-cv-05977-DLI-MDG, alleging trademark infringement, false designation of origin, unfair competition, trademark dilution and unlawful deceptive practices arising out of our alleged use of certain design elements on our footwear. This matter was previously disclosed in greater detail in the Company’s prior periodic reports filed with the SEC including in its most recently filed quarterly report on Form 10-Q. On November 30, 2021, Skechers and Converse entered into a confidential settlement resolving this matter. Pursuant to the settlement, the federal court action has now been dismissed.

Nike, Inc. v. Skechers USA, Inc. – On November 30, 2021, Skechers and Nike entered into a confidential settlement resolving the following three previously disclosed matters:

1.

On January 4, 2016, Nike filed an action against the Company in the United States District Court for the District of Oregon, Case No. 3:16-cv-0007, alleging that certain Skechers shoe designs (Men’s Burst, Women’s Burst, Women’s Flex Appeal, Men’s Flex Advantage, Girls’ Skech Appeal, and Boys’ Flex Advantage) infringe the claims of eight design patents. Nike sought injunctive relief, disgorgement of Skechers’ profits, trebling of such damages due to purported willful infringement, pre-judgment and post-judgment interest, attorneys’ fees, and costs. In June 2017, we filed a motion to transfer venue from the District of Oregon to the Central District of California based on a recent United States Supreme Court decision and the motion was granted on November 17, 2017. After transfer, the case was renumbered as Case No. 2:17-cv-08509.

2.

On September 30, 2019, Nike filed an action against the Company in the United States District Court for the Central District of California, Case No. 2:19-cv-08418, alleging that certain Skechers’ shoe designs (Skech-Air Atlas, Skech-Air 92, Skech-Air Stratus and Skech-Air Blast) infringe the claims of twelve design patents. Nike sought injunctive relief, damages in the form of either lost profits, reasonable royalty, or disgorgement of Skechers’ profits, trebling of such damages due to purported willful infringement, pre-judgment and post-judgment interest, attorneys’ fees, and costs.

3.

On October 28, 2019, Nike filed an action against the Company in the United States District Court for the Central District of California, Case No. 2:19-cv-09230, alleging that certain Skechers’ shoe designs (Skech-Air Jumpin’ Dots and Skech-Air Mega) infringe the claims of two utility patents. Nike sought injunctive relief, damages in the form of a reasonable royalty, trebling of such damages due to purported willful infringement, pre-judgment and post-judgment interest, attorneys’ fees, and costs.

Pursuant to the settlement, the federal court actions have now been dismissed, and the inter partes review proceedings terminated.

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

Our Class A Common Stock trades under the symbol “SKX” on the New York Stock Exchange.

HOLDERS

As of February 15, 2022, there were 86 holders of record of our Class A Common Stock (including holders who are nominees for an undetermined number of beneficial owners) and 38 holders of record of our Class B Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class B Common Stock is not publicly traded, but each share is convertible upon request of the holder into one share of Class A Common Stock.

COMPANY PURCHASES OF EQUITY SECURITIES

On January 31, 2022, the Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its Class A common stock, par value $0.001 per share, for an aggregate repurchase price not to exceed $500 million. The Share Repurchase Program expires on January 31, 2025 and does not obligate the Company to acquire any particular amount of shares.

EQUITY COMPENSATION PLAN INFORMATION

Our equity compensation plan information is provided as set forth in Part III, Item 12 of this annual report on Form 10-K.

PERFORMANCE GRAPH

The following graph demonstrates the total return to stockholders of our Class A Common Stock from December 31, 2016 to December 31, 2021, relative to the performance of the Russell 2000 Index, which previously included our Class A Common Stock, the Russell 1000 Index, which includes our Class A Common Stock, and the peer group index, which is believed to include companies engaged in businesses similar to ours. As of fiscal year 2021, we believe the Russell 1000 is a more accurate representation of stock performance for a broad market index whose securities have a market capitalization comparable to ours. The peer group index consists of Nike, Inc., adidas AG, Steven Madden, Ltd., Wolverine World Wide, Inc., Crocs, Inc., and Deckers Outdoor Corporation.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURNS

(in dollars)	2016	2017	2018	2019	2020	2021
Skechers U.S.A., Inc.	100.00	153.95	93.12	175.71	146.22	176.57
Russell 1000	100.00	121.69	115.87	152.28	184.20	232.93
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39
Peer Group	100.00	126.34	147.52	209.65	277.09	307.41

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. We intend for this discussion to provide the reader with information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of our company as a whole.

This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons that are not included in this Form 10-K can be found in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and “—Liquidity and Capital Resources” in our annual report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 26, 2021.

OVERVIEW

We design and market Skechers-branded comfort footwear for men, women and children, performance footwear for men and women under the Skechers Performance brand name, and work footwear for men and women under Skechers Work brand name. We design and market Skechers branded lifestyle apparel, and license the Skechers brand to others for accessories, pet accessories, leather goods, eyewear and medical scrubs, among others. Skechers footwear reflects a combination of innovation, style, comfort, quality and value that appeals to a broad range of consumers. Our product offering is sold through wholesale distribution to department and specialty stores, athletic and independent retailers, and e-commerce retailers and directly to consumers through retail stores and digital sales.

Our objective is to profitably grow our operations worldwide by leveraging our recognizable Skechers brand through our diversified product lines, innovative advertising and various distribution channels. We are committed to achieving our objective by investing in our growth. Our current global infrastructure investments and technology projects include:

•	We upgraded our point of sale systems in North America and the United Kingdom, with Japan and Europe to follow.
•	We continued efforts to expand our e-commerce presence internationally.
•	Our new China and United Kingdom distribution centers are complete and fully operational.
•	We continued development on our North American LEED Gold Certified distribution center expansion, which we expect to be completed in 2022.
•	We opened 415, net company-owned and third-party Skechers stores globally this year, including our first stores in the Dominican Republic and Slovakia.

COVID-19 UPDATE

We continued to be impacted by COVID-19 related operating restrictions, store closures and supply chain disruptions throughout fiscal year 2021. Most notably, manufacturing delays, shipping container shortages, extended transit times, port congestion, and elevated freight rates contributed to a year-over-year increase of $325.1 million in inventory in-transit. Although we started to see supply chain improvements in December 2021 with more goods moving through our distribution centers than in previous months, we expect supply chain challenges to remain through at least the first half of fiscal year 2022.

Despite these challenges, we achieved record sales of $6.3 billion for fiscal year 2021, reflecting the continued global demand for our product. Sales increased across all segments compared to 2020 and surpassed pre-COVID-19 pandemic levels with growth of over 20% compared to 2019. Our core product philosophy of comfort, style, innovation, and quality at the right price continued to resonate with consumers during the pandemic, and we remain focused on delivering our products as quickly as possible to meet the consumer demand.

RESULTS OF OPERATIONS

Selected information from our results of operations follows:

	Year Ended December 31,		Change
(in thousands)	2021	2020	$	%
Sales	$6,285,029	$4,597,414	$1,687,615	36.7
Cost of sales	3,185,817	2,407,633	778,184	32.3
Gross profit	3,099,212	2,189,781	909,431	41.5
Gross margin	49.3%	47.6%		170	bps
Royalty income	25,159	16,017	9,142	57.1
	3,124,371	2,205,798	918,573	41.6
Operating expenses:
Selling	459,599	318,097	141,502	44.5
General and administrative	2,066,585	1,754,017	312,568	17.8
Total operating expenses	2,526,184	2,072,114	454,070	21.9
As a % of sales	40.2%	45.1%		(490	) bps
Earnings from operations	598,187	133,684	464,503	347.5
Operating margin	9.5%	2.9%		660	bps
Other income (expense)	(28,430)	21,045	(49,475)	n/m
Earnings before income taxes	569,757	154,729	415,028	268.2
Income tax expense (benefit)	(245,875)	8,502	(254,377)	n/m
Net earnings	815,632	146,227	669,405	457.8
Net earnings attributable to noncontrolling interest	74,129	47,663	26,466	55.5
Net earnings attributable to Skechers U.S.A. Inc.	$741,503	$98,564	$642,939	652.3

Sales

Sales increased $1.7 billion, or 36.7% to $6.3 billion as compared to $4.6 billion, reflecting a 33.4% domestic increase and a 39.0% increase internationally, with the largest contribution derived from International Wholesale growth. Sales grew across all segments with increases to Domestic Wholesale of 27.6%, International Wholesale of 34.0% and Direct-to-Consumer of 50.2%. Sales increased overall due to improved sales volume, higher average selling prices and less significant impacts of the COVID-19 pandemic.

Gross margin

Gross margin increased 170 basis points to 49.3% driven by higher average selling prices in Direct-to-Consumer, partially offset by declines in Domestic Wholesale and International Wholesale, due to higher average costs per unit.

Operating expenses

Selling expenses increased by $141.5 million, or 44.5%, to $459.6 million from $318.1 million primarily due to higher demand creation expenditures. Worldwide spending on advertising and marketing was lower in the prior year due to pandemic-related store and market closures. General and administrative expenses increased by $312.6 million, or 17.8%, primarily driven by higher labor costs of $77.0 million, volume-driven global distribution expenses of $76.7 million, incentive compensation of $50.2 million, and rent of $34.8 million. As a percentage of sales, operating expenses improved 490 basis points to 40.2% compared to 45.1%.

Other income (expense)

Other income (expense) changed $49.5 million to $28.4 million expense from $21.0 income primarily as a result of foreign currency losses in the current year and a $13.9 million gain related to the acquisition of our Mexico joint venture in the prior year.

Income taxes

Income tax expense (benefit) and the effective tax rate were as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Income tax expense (benefit)	$(245,875)	$8,502
Effective tax rate	(43.2)%	5.5%

Income tax benefit was $245.9 million as compared to an income tax expense of $8.5 million due to the establishment of deferred tax assets from an intra-entity transfer of certain intellectual property rights of $346.8 million in 2021. Our effective tax rate was negative 43.2%, which included a 60.9% impact from the intellectual property rights transfer.

Our income tax expense (benefit) and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (losses) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0.0% to 34.0%, which on average are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 25%.

See Note 10 – Income Taxes of the Consolidated Financial Statements for additional information.

Noncontrolling interest in net earnings of consolidated subsidiaries

Noncontrolling interest represents the share of net earnings or loss that is attributable to our joint venture partners. Net earnings attributable to noncontrolling interest increased $26.5 million to $74.1 million as compared to $47.7 million, primarily due to increased profitability by our joint ventures, predominantly China, due to reduced impacts related to the COVID-19 pandemic.

RESULTS OF SEGMENT OPERATIONS

Domestic Wholesale

	Year Ended December 31,		Change
(in thousands)	2021	2020	$	%
Sales	$1,438,038	$1,126,564	$311,474	27.6
Gross profit	523,165	431,603	91,562	21.2
Gross margin	36.4%	38.3%		(190	) bps

Domestic Wholesale sales increased $0.3 billion, or 27.6%, to $1.4 billion due to a 26.3% increase in the number of units sold and 1.1% increase in average selling price per unit.

Domestic Wholesale gross margin decreased 190 basis points to 36.4% due to higher average cost per unit, partially offset by the increase in the average selling price per unit.

International Wholesale

	Year Ended December 31,		Change
(in thousands)	2021	2020	$	%
Sales	$3,025,479	$2,257,846	$767,633	34.0
Gross profit	1,364,347	1,023,183	341,164	33.3
Gross margin	45.1%	45.3%		(20	) bps

International Wholesale sales increased $0.8 billion, or 34.0%, to $3.0 billion primarily driven by growth in China of 35%, Europe of 23.6% and distributor sales of 62.0%. Volume increased 27.9% in the number of units sold and the average selling price per unit increased 4.8%.

International Wholesale gross margin decreased 20 basis points to 45.1%, primarily due to higher average cost per unit and a higher proportion of distributor sales which were offset by the increase in the average selling price per unit.

Direct-to-Consumer

	Year Ended December 31,		Change
(in thousands)	2021	2020	$	%
Sales	$1,821,512	$1,213,004	$608,508	50.2
Gross profit	1,211,700	734,995	476,705	64.9
Gross margin	66.5%	60.6%		590	bps

Direct-to-Consumer sales increased $0.6 billion, or 50.2%, to $1.8 billion as compared to sales of $1.2 billion primarily driven by growth in domestic and international retail store sales of 50.7%. Direct-to-Consumer comparable store sales increased 38.0% driven by an increase of 39.5% domestically and 34.1% internationally. Average selling price per unit increased 19.1% and volume increased 26.0% in the number of units sold.

Direct-to-Consumer gross margin increased 590 basis points to 66.5%, primarily driven by reduced promotional activity and the increase in average selling price per unit.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity outlook

Our liquidity remains strong with $796.3 million of cash and cash equivalents at December 31, 2021. Amounts held outside the U.S. were $638.7 million, or 80.2%, and approximately $241.9 million was available for repatriation to the U.S. as of December 31, 2021 without incurring additional U.S. federal income taxes and applicable non-U.S. income and withholding taxes.

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

We fully repaid the $452.5 million balance on our revolving credit facility in the second quarter and amended the agreement in the fourth quarter of 2021 to expand our credit capacity to $750.0 million with an additional $250.0 million available through an accordion feature. We believe that anticipated cash flows from operations, existing cash and investments balances, available borrowings under our revolving credit facility, and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements for the next twelve months.

Cash Flows

Our working capital at December 31, 2021 was $1.9 billion, a decrease of $0.2 billion from working capital of $2.1 billion at December 31, 2020. Our cash and cash equivalents at December 31, 2021 were $0.8 billion, compared to $1.4 billion at December 31, 2020. Our primary source of operating cash is collections from customers. Our primary uses of cash are inventory purchases, selling, general and administrative expenses and capital expenditures.

Operating Activities

Net cash provided by operating activities was $212.2 million for 2021 and $331.5 million for 2020. The $119.3 million decrease in cash flows from operating activities in 2021 resulted from increased inventory and merchandise in-transit, offset by increased earnings.

Investing Activities

Net cash used in investing activities was $344.7 million for 2021 as compared to $312.5 million for 2020. The $32.2 million increase was due to increased net investment activity of $32.4 million.

Our capital investments remain focused on supporting our strategic growth priorities, growing our Direct-to-Consumer business, as well as expanding the presence of our brand internationally. Capital expenditures for the year ended December 31, 2021 were approximately $309.7 million, which included $110.9 million for the expansion of our joint-venture owned domestic distribution center, $75.7 million for investments in our new corporate offices and other real estate, and $56.5 million of investments in our direct-to-consumer technology and retail stores. We expect our capital expenditures for 2022 to be approximately $250.0 million to $300.0 million, which is primarily related to the expansion of our worldwide distribution capabilities, continued investments in retail and e-commerce technologies and stores, and our new corporate offices in Southern California. We expect to fund ongoing capital expenses through a combination of borrowings and available cash.

Financing Activities

Net cash used in financing activities was $433.9 million during 2021 compared to $533.3 million in net cash provided by financing activities during 2020. The change is primarily the result of repaying $452.5 on our revolving credit facility in the current year and receiving $490.0 million in proceeds from our revolving credit facility in the prior year.

Capital Resources and Prospective Capital Requirements

Share Repurchase Program

On January 31, 2022, the Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its Class A common stock, par value $0.001 per share, for an aggregate repurchase price not to exceed $500 million. The Share Repurchase Program expires on January 31, 2025 and does not obligate the Company to acquire any particular amount of shares.

Financing Arrangements

As of December 31, 2021, outstanding short-term and long-term borrowings were $341.6 million, of which, $262.4 million relates to loans for our domestic and China distribution centers, $69.8 million relates to our operations in China and the remainder relates to our international operations. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants related to our short-term and long-term borrowings as of the date of this annual report. See Note 6 – Financial Commitments of the Consolidated Financial Statements for additional information.

Commitments

Our material cash requirements as of December 31, 2021 which are not reflected as liabilities in the consolidated balance sheets include open purchase commitments with our foreign manufacturers of approximately $2.0 billion, and a building purchase commitment in India of approximately $20 million.

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

Reserves for returns and chargebacks. Revenue is recorded net of estimates for returns from our customers and potential disputed amounts or chargebacks. We accrue a liability for product returns at the time of sale based on our historical experience. Our chargeback reserve is based on a collectability percentage based on factors such as historical trends, current economic conditions, and nature of the chargeback receivables.

Allowance for bad debts. Accounts receivable is recorded net of estimated losses from our customers’ inability to pay. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed and adjusted periodically in accordance with external credit reporting services, financial statements issued by the customer and our experience with the account. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ countries or industries, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. Allowances for bad debts are recorded to general and administrative expenses.

The likelihood of a material loss on an uncollectible account would be mainly dependent on deterioration in the overall economic conditions in a particular country or region. Reserves are fully provided for all probable losses of this nature. For receivables that are not specifically identified as high risk, we provide a reserve based upon our historical loss rate as a percentage of sales.

Inventory write-downs. Inventory is stated at the lower of cost or market (net realizable value). Inventory reserves are recorded for excess and slow-moving inventory. Our analysis includes a review of inventory quantities on hand at period-end in relation to year-to-date sales, existing orders from customers and projections for sales in the foreseeable future. The net realizable value is determined based on historical sales experience on a style-by-style basis. The valuation of inventory could be impacted by changes in public and consumer preferences, demand for product, changes in the buying patterns of both retailers and consumers and inventory management of customers.

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

Tax estimates. The establishment of deferred tax assets from intra-entity transfers of certain intellectual property rights requires management to make significant estimates and assumptions to determine the fair value of such intellectual property rights. The valuation of deferred tax assets requires significant estimates and assumptions including, but not limited to, future revenue growth, discount rates and the expected life of the assets, which by their nature are inherently uncertain and may ultimately differ materially from our actual results. We record a valuation allowance when necessary to reduce our deferred tax assets to the amount that is more likely than not to be realized. The likelihood of a material change in our expected realization of our deferred tax assets depends on future taxable income and the effectiveness of our tax planning strategies amongst the various domestic and international tax jurisdictions in which we operate. We evaluate our projections of taxable income to determine the recoverability of our deferred tax assets and the need for a valuation allowance.

EXCHANGE RATES

We receive U.S. dollars for substantially all of our domestic and a portion of our international product sales, as well as our royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. dollars. However, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may impact our cost of goods in the future. During 2021 and 2020, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

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

Interest rate fluctuations. As of December 31, 2021, we have $78.2 million and $263.4 million of outstanding current and long-term borrowings, subject to changes in interest rates. A 200-basis point increase in interest rates would have increased interest expense by approximately $4.1 million for the year ended December 31, 2021. We do not expect changes in interest rates to have a material impact on our financial condition or results of operations or cash flows during the remainder of 2022. The interest rate charged on our unsecured revolving credit facility is based on SOFR, our North America distribution center construction loan is based on the one-month LIBOR, and our China distribution center and China operational loans are based on a reference rate provided by the People’s Bank of China. Changes in these interest rates will have an effect on the interest charged on outstanding balances.

We may enter into derivative financial instruments such as interest rate swaps in order to limit our interest rate risk on our long-term debt. We had one derivative instrument in place as of December 31, 2021 to hedge the cash flows on our $129.5 million variable rate debt on our North America distribution center. This instrument was a variable to fixed derivative with a notional amount of $129.5 million at December 31, 2021. Our receive rate was one-month LIBOR and the average pay rate was 0.795%. The rate swap agreement utilized by us effectively modifies our exposure to interest rate risk by converting our floating-rate debt to a fixed rate basis over the life of the loan, thus reducing the impact of interest-rate changes on future interest payments.

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

Assets and liabilities outside the U.S. are located in regions where we have subsidiaries or joint ventures: Asia, Central America, Europe, Middle East, North America, and South America. Our investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation loss of $21.0 million and gain of $2.7 million, for the years ended December 31, 2021 and 2020, that are deferred and recorded as a component of accumulated other comprehensive income in stockholders’ equity. A 200 basis point reduction in each of these exchange rates at December 31, 2021 would have reduced the values of our net investments by approximately $75.8 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

index to CONSOLIDATED FINANCIAL STATEMENTS and Financial statement schedule

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Skechers U.S.A., Inc.

Manhattan Beach, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Skechers U.S.A, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

Accounting for Leases

As described in Note 3 to the Company’s consolidated financial statements, as of December 31, 2021, the Company’s operating lease right-of-use asset was $1,224.6 million and the operating lease liability was $1,320.4 million. The Company operates in the United States and various foreign countries and continues to expand its operations. The Company continues to execute new lease contracts and negotiate extensions and amendments of existing lease contracts.

We identified the accounting for leases as a critical audit matter. The Company’s lease processes include the following: (i) ensuring the completeness of new leases, lease extensions and amendments, and (ii) assessment of incremental borrowing rates. Auditing these elements involved especially challenging auditor judgment and audit effort due to the significant number of leases that are executed in various countries and the specialized skills and knowledge needed to assess the reasonableness of the incremental borrowing rates.

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

Accounting for Income Taxes

As described in Note 10 to the Company’s consolidated financial statements, the Company’s total tax benefit for the fiscal year ended December 31, 2021 was $245.9 million. In December 2021, the Company completed an intra-entity transfer of certain intellectual property rights to Switzerland and as a result, recorded a tax benefit of $346.8 million, net of uncertain tax positions of $25.2 million. The Company operates in multiple jurisdictions worldwide through its wholly-owned subsidiaries and several joint ventures.

We identified accounting for the Company’s income tax provision as a critical audit matter. The Company’s tax provision processes include the following: (i) reporting and data accumulation from multiple foreign jurisdictions, (ii) evaluation of assumptions in the Company’s assessment of deferred tax assets and liabilities and related tax reserves, (iii) development of complex assumptions used in transfer pricing studies and related determinations, (iv) assessment of repatriation of foreign earnings and cash balances, and (v) assessment of the intra-entity transfer of certain intellectual property rights. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design and operating effectiveness of certain controls relating to management’s assessment of: (i) completeness and accuracy of reporting and data accumulation from multiple foreign jurisdictions, (ii) reasonableness of assumptions used in tax reserves, transfer pricing studies and repatriation of foreign earnings and cash balances, and (iii) reasonableness of the assessment of the intra-entity transfer of certain intellectual property rights.

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

•

Utilizing personnel with specialized skill and knowledge in domestic and foreign taxes to assist in (i) evaluating the reasonableness of the Company’s assumptions, inputs and methods used to estimate certain tax reserves and (ii) assessing the appropriateness of conclusions reached related to foreign earnings and cash balances and (iii) assessing the appropriateness of conclusions reached related to an intra-entity transfer of certain intellectual property rights.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

Los Angeles, California

February 25, 2022

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except par values)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$796,283	$1,370,826
Short-term investments	98,580	100,767
Trade accounts receivable, less allowances of $62,684 and $48,562	732,793	619,800
Other receivables	80,043	69,222
Inventory	1,470,994	1,016,774
Prepaid expenses and other current assets	193,547	166,962
Total current assets ($1,040,765 and $862,954 related to VIEs)	3,372,240	3,344,351
Property, plant and equipment, net	1,128,909	935,441
Operating lease right-of-use assets	1,224,580	1,171,521
Deferred tax assets	451,355	63,884
Long-term investments	145,590	108,412
Goodwill	93,497	93,497
Other assets, net	75,109	95,263
Total non-current assets ($608,607 and $682,068 related to VIEs)	3,119,040	2,468,018
TOTAL ASSETS	$6,491,280	$5,812,369
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$876,342	$744,077
Operating lease liabilities	225,658	204,370
Accrued expenses	265,420	208,712
Current installments of long-term borrowings	76,967	52,250
Short-term borrowings	1,195	3,297
Total current liabilities ($601,929 and $526,466 related to VIEs)	1,445,582	1,212,706
Long-term borrowings	263,445	679,415
Long-term operating lease liabilities	1,094,748	1,065,069
Deferred tax liabilities	11,820	11,439
Other long-term liabilities	133,613	118,077
Total non-current liabilities ($368,994 and $365,235 related to VIEs)	1,503,626	1,874,000
Total liabilities	2,949,208	3,086,706
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred Stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.001 par value; 500,000 shares authorized; 135,107 and 133,618 shares issued and outstanding	135	134
Class B Common Stock, $0.001 par value; 75,000 shares authorized; 20,939 and 21,016 shares issued and outstanding	21	21
Additional paid-in capital	429,608	372,165
Accumulated other comprehensive loss	(48,323)	(27,285)
Retained earnings	2,877,903	2,136,400
Skechers U.S.A., Inc. equity	3,259,344	2,481,435
Noncontrolling interests	282,728	244,228
Total stockholders' equity	3,542,072	2,725,663
TOTAL LIABILITIES AND EQUITY	$6,491,280	$5,812,369

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Sales	$6,285,029	$4,597,414	$5,220,051
Cost of sales	3,185,817	2,407,633	2,728,894
Gross profit	3,099,212	2,189,781	2,491,157
Royalty income	25,159	16,017	22,493
	3,124,371	2,205,798	2,513,650
Operating expenses
Selling	459,599	318,097	369,901
General and administrative	2,066,585	1,754,017	1,625,306
Total operating expenses	2,526,184	2,072,114	1,995,207
Earnings from operations	598,187	133,684	518,443
Other income (expense)	(28,430)	21,045	(2,438)
Earnings before income taxes	569,757	154,729	516,005
Income tax expense (benefit)	(245,875)	8,502	88,753
Net earnings	815,632	146,227	427,252
Less: Net earnings attributable to noncontrolling interest	74,129	47,663	80,692
Net earnings attributable to Skechers U.S.A. Inc.	$741,503	$98,564	$346,560
Net earnings per share attributable to Skechers U.S.A. Inc.
Basic	$4.77	$0.64	$2.26
Diluted	$4.73	$0.64	$2.25
Weighted-average shares used in calculating net earnings per share attributable to Skechers U.S.A. Inc.
Basic	155,539	154,184	153,392
Diluted	156,794	154,894	154,151

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net earnings	$815,632	$146,227	$427,252
Other comprehensive income, net of tax
Gain (loss) on foreign currency translation adjustment	(22,141)	11,540	1,298
Comprehensive income	793,491	157,767	428,550
Less: Comprehensive income attributable to noncontrolling interests	73,026	56,495	80,495
Comprehensive income attributable to Skechers U.S.A., Inc.	$720,465	$101,272	$348,055

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	SHARES		AMOUNT			ACCUMULATED
	CLASS A	CLASS B	CLASS A	CLASS B	ADDITIONAL	OTHER		SKECHERS		TOTAL
	COMMON	COMMON	COMMON	COMMON	PAID-IN	COMPREHENSIVE	RETAINED	U.S.A., INC.	NONCONTROLLING	STOCKHOLDERS'
(in thousands)	STOCK	STOCK	STOCK	STOCK	CAPITAL	INCOME (LOSS)	EARNINGS	EQUITY	INTERESTS	EQUITY
Balance at December 31, 2018	129,525	23,983	$129	$24	$375,017	$(31,488)	$1,691,276	$2,034,958	$154,317	$2,189,275
Net earnings	—	—	—	—	—	—	346,560	346,560	80,692	427,252
Foreign currency translation adjustment	—	—	—	—	—	1,495	—	1,495	(197)	1,298
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	36,934	36,934
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(38,675)	(38,675)
Purchase of noncontrolling interest	—	—	—	—	(71,265)	—	—	(71,265)	(11,629)	(82,894)
Stock compensation expense	—	—	—	—	41,076	—	—	41,076	—	41,076
Proceeds from the employee stock purchase plan	261	—	—	—	6,173	—	—	6,173	—	6,173
Shares issued under the incentive award plan	1,117	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(438)	—	—	—	(14,313)	—	—	(14,313)	—	(14,313)
Conversion of Class B Common Stock into Class A Common Stock	1,575	(1,575)	2	(2)	—	—	—	—	—	—
Repurchases of Class A Common Stock	(969)	—	(1)	—	(30,018)	—	—	(30,019)	—	(30,019)
Balance at December 31, 2019	131,071	22,408	$131	$22	$306,669	$(29,993)	$2,037,836	$2,314,665	$221,442	$2,536,107
Net earnings	—	—	—	—	—	—	98,564	98,564	47,663	146,227
Foreign currency translation adjustment	—	—	—	—	—	2,708	—	2,708	8,832	11,540
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(81,105)	(81,105)
Noncontrolling interest of acquired businesses	—	—	—	—	—	—	—	—	49,045	49,045
Net unrealized loss on derivative contract	—	—	—	—	—	—	—	—	(1,649)	(1,649)
Stock compensation expense	—	—	—	—	65,240	—	—	65,240	—	65,240
Proceeds from the employee stock purchase plan	233	—	1	—	5,915	—	—	5,916	—	5,916
Shares issued under the incentive award plan	1,094	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(172)	—	—	—	(5,658)	—	—	(5,658)	—	(5,658)
Conversion of Class B Common Stock into Class A Common Stock	1,392	(1,392)	1	(1)	—	—	—	—	—	—
Balance at December 31, 2020	133,618	21,016	$134	$21	$372,165	$(27,285)	$2,136,400	$2,481,435	$244,228	$2,725,663
Net earnings	—	—	—	—	—	—	741,503	741,503	74,129	815,632
Foreign currency translation adjustment	—	—	—	—	—	(21,038)	—	(21,038)	(1,103)	(22,141)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	6,731	6,731
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(41,557)	(41,557)
Purchase of noncontrolling interest	—	—	—	—	(6,856)	—	—	(6,856)	(3,072)	(9,928)
Net unrealized gain on derivative contract	—	—	—	—	—	—	—	—	3,372	3,372
Stock compensation expense	—	—	—	—	60,108	—	—	60,108	—	60,108
Proceeds from the employee stock purchase plan	226	—	—	—	7,276	—	—	7,276	—	7,276
Shares issued under the incentive award plan	1,252	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(66)	—	—	—	(3,084)	—	—	(3,084)	—	(3,084)
Conversion of Class B Common Stock into Class A Common Stock	77	(77)	—	—	—	—	—	—	—	—
Balance at December 31, 2021	135,107	20,939	$135	$21	$429,608	$(48,323)	$2,877,903	$3,259,344	$282,728	$3,542,072

See accompanying notes to consolidated financial statements

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities
Net earnings	$815,632	$146,227	$427,252
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	139,577	142,810	111,515
Provision for bad debts and returns	62,771	50,696	52,456
Stock compensation	60,108	65,240	41,076
Deferred income taxes	(387,250)	(19,568)	(7,568)
Net settlement gain	—	(13,877)	—
Net foreign currency adjustments	2,154	(13,854)	2,114
Other items, net	—	—	334
Changes in operating assets and liabilities
Receivables	(154,248)	13,259	(118,390)
Inventory	(458,002)	78,632	(171,903)
Other assets	(110,464)	(153,092)	(69,234)
Accounts payable	135,140	(37,714)	154,464
Other liabilities	106,734	72,694	4,436
Net cash provided by operating activities	212,152	331,453	426,552
Cash flows from investing activities
Capital expenditures	(309,674)	(309,916)	(236,111)
Acquisitions, net of cash acquired	—	—	(100,658)
Proceeds from sale of property, plant and equipment	—	—	5,547
Purchases of investments	(215,164)	(166,614)	(189,624)
Proceeds from sales and maturities of investments	180,172	164,062	176,773
Net cash used in investing activities	(344,666)	(312,468)	(344,073)
Cash flows from financing activities
Net proceeds from the employee stock purchase plan	7,276	5,916	6,173
Repayments on long-term borrowings	(487,441)	(86,357)	(4,108)
Proceeds from long-term borrowings	96,187	702,998	33,296
Net repayments on short-term borrowings	(2,102)	(2,492)	(1,433)
Payments for employee taxes related to stock compensation	(3,084)	(5,658)	(14,313)
Repurchases of common stock	—	—	(30,019)
Purchase of noncontrolling interest	(9,928)	—	(82,894)
Contributions from noncontrolling interests	6,731	—	—
Distributions to noncontrolling interests	(41,557)	(81,105)	(38,675)
Net cash provided by (used in) financing activities	(433,918)	533,302	(131,973)
Effect of exchange rates on cash and cash equivalents	(8,111)	(6,337)	2,133
Net change in cash and cash equivalents	(574,543)	545,950	(47,361)
Cash and cash equivalents at beginning of the period	1,370,826	824,876	872,237
Cash and cash equivalents at end of the period	$796,283	$1,370,826	$824,876
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$14,579	$15,987	$7,140
Income taxes, net	125,082	55,825	88,753
Non-cash transactions:
Land and other assets contribution from noncontrolling interests	—	—	36,934
Note payable contribution from noncontrolling interest	—	—	2,150
Purchase price adjustment for Skechers Mexico	—	49,045	—
ROU assets exchanged for lease liabilities	356,855	318,713	122,078

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

USE OF ESTIMATES

The Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Significant areas requiring the use of estimates relate primarily to allowances for bad debts, returns, sales allowances and customer chargebacks, inventory write-downs, litigation reserves and valuation of deferred income taxes. Actual results could differ materially from those estimates.

REVENUE RECOGNITION

The Company derives income from the sale of footwear and apparel and royalties earned from licensing the Skechers brand. The Company recognizes sales revenue, net of estimated returns and excluding sales and value added taxes. Revenue is recognized at point of sale or upon shipment, the point in time where control transfers to the customer.

Wholesale sales are recognized upon shipment. Related costs paid to third-party shipping companies are recorded as cost of sales and are accounted for as a fulfillment cost. Direct-to-consumer revenues are recognized at the point of sale for transactions with customers at the Company’s retail stores recognized at the point of sale and recognized upon shipment for sales made through its websites.

Sales are reduced by an estimate of customer merchandise returns, which is calculated based on historical experience. The Company also reserves for potential disputed amounts or chargebacks from its customers. The Company’s chargeback reserve is based on a collectability percentage calculated using factors such as historical trends, current economic conditions and nature of the chargeback.

The Company earns royalty income from symbolic licensing arrangements in which third parties sell product with the Company’s brand. Upon signing a new licensing agreement, the Company receives up-front fees, which are generally characterized as prepaid royalties. These fees are initially deferred and recognized based on sales of licensed product when the Company expects royalties to exceed the minimum guarantee. For those arrangements in which the Company does not expect royalties to exceed the minimum guarantee, an estimate of the royalties expected to be recouped is recognized on a straight-line basis over the license term.

ALLOWANCE FOR BAD DEBTS

The Company provides a reserve for estimated losses that may result from its customers’ inability to pay. The Company determines the amount of the reserve by analyzing known uncollectible accounts, aged receivables, historical losses and its customers’ credit-worthiness. Allowances for bad debts are recorded to general and administrative expenses.

WAREHOUSE AND DISTRIBUTION COSTS

The Company’s distribution network-related costs are included in general and administrative expenses. Distribution expenses, including the functions of purchasing, receiving, inspecting, allocating, warehousing and packaging product totaled $376.5 million, $315.8 million and $276.4 million for 2021, 2020 and 2019.

PRODUCT DESIGN AND DEVELOPMENT COSTS

The Company charges product design and development costs to general and administrative expenses. Aggregate product design and development costs were approximately $24.6 million, $17.9 million, and $16.8 million during the years ended December 31, 2021, 2020 and 2019.

ADVERTISING

Advertising costs are expensed in the period in which an advertisement first runs, or over the life of an endorsement contract. Advertising expense for the years ended December 31, 2021, 2020 and 2019 was approximately $375.0 million, $248.7 million and $297.1 million. Prepaid advertising costs were $9.7 million and $3.8 million at December 31, 2021 and 2020. Prepaid amounts represent the unamortized portion of endorsement contracts, advertising in trade publications and media productions created, but not run.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include short-term investments, which are highly liquid investments with maturities of three months or less when purchased.

INVENTORY

Inventory is stated at the lower of cost (based on the first-in, first-out method) or net realizable value. Cost of product includes shipping and handling fees. The Company reserves for estimated losses from obsolete or slow-moving inventory and writes down the cost of inventory at the time such determinations are made. Expense associated with inventory reserves is recognized in cost of sales.

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

GOODWILL

As of December 31, 2021, the Company had $93.5 million of goodwill with $64.1 million allocated to Direct-to-Consumer, $27.8 million allocated to International Wholesale and $1.6 million to Domestic Wholesale. Goodwill is not amortized but is tested at least annually in the fourth quarter for impairment or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

INTANGIBLE ASSETS

Within other assets, the Company has amortizable intangible assets consisting of reacquired rights with a gross carrying value of $49.1 million and accumulated amortization of $19.0 million and $12.1 million as of December 31, 2021 and 2020. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Amortization expense related to amortizable intangible assets was $6.9 million for both of the years ended December 31, 2021 and 2020. Future amortization expense related to amortizable intangible assets will be approximately $6.9 million per year for the each of the years 2022 through 2025 and $1.9 million for 2026. The weighted-average amortization period for amortizable reacquired rights is 7 years.

NONCONTROLLING INTERESTS

The Company established several joint ventures either to distribute the Company’s products or to construct the Company’s domestic distribution facility. These joint ventures are variable interest entities (“VIE”), and the Company is considered the primary beneficiary. This determination is based on the relationships between the Company and the VIE, including management agreements, governance documents and other contractual arrangements. Specifically, the Company has both of the following characteristics: (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance; and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE, or the right to receive benefits from the entity that could potentially be significant to the VIE. The assets and liabilities and results of operations of these entities are included in the Company’s consolidated financial statements, even though the Company may not hold a majority equity interest.

In March 2021, the minority interest related to the Hong Kong joint venture was purchased for $10.0 million. Other than the change in the Company’s ownership of the Hong Kong entity, which continues to be included in the Company’s consolidated financial statements, there have been no changes during 2021 in the accounting treatment or characterization of any previously identified VIE. The Company continues to reassess these relationships based on events and circumstances. The assets of these joint ventures are restricted, as they are not available for general business use outside the context of such joint ventures. The holders of the liabilities of each joint venture have no recourse to the Company.

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the U.S. dollar. Certain international operations use the respective local currency as their functional currency, while others use the U.S. dollar as their functional currency. Translation adjustments for subsidiaries with non-U.S. dollar functional currencies are included in other comprehensive income. Foreign currency transaction gains (losses), resulting from exchange rate fluctuations, on transactions denominated in a currency other than the functional currency are reported in earnings. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated at the balance sheet date exchange rate. Net earnings and cash flow items are translated at the weighted-average exchange rates during the period. Translations of intercompany loans of a long-term investment nature are included as a component of translation adjustment in other comprehensive income.

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

The Company’s Level 1 investments primarily include money market funds and U.S. Treasury securities; Level 2 investments primarily include corporate notes and bonds, asset-backed securities, and actively traded mutual funds; and the Company does not currently have any Level 3 assets or liabilities. The Company has one Level 2 derivative instrument which is an interest rate swap related to the refinancing of its North America distribution center (see Note 6 – Financial Commitments) classified as other assets at December 31, 2021 and other long-term liabilities at December 31, 2020. The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. Credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

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

DERIVATIVE INSTRUMENTS

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Company uses an interest rate swap as part of its interest rate risk management strategy. The Company’s interest rate swap, designated as a cash flow hedge, involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. By utilizing an interest rate swap, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. As of December 31, 2021, all counterparties to the interest rate swap had performed in accordance with their contractual obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general income tax accounting methodology including an exception for the recognition of a deferred tax liability when a foreign subsidiary becomes an equity method investment and an exception for interim periods showing operating loss in excess of anticipated operating loss for the year. The amendment also reduces the complexity surrounding franchise tax recognition; the step up in the tax basis of goodwill in conjunction with business combinations; and the accounting for the effect of changes in tax laws enacted during interim periods. The Company adopted ASU 2019-12 on January 1, 2021, and the adoption did not have a material impact on its consolidated financial statements.

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

(2)	CASH, CASH EQUIVALENTS, SHORT-TERM AND LONG-TERM INVESTMENTS

The following tables show the Company’s cash, cash equivalents, short-term and long-term investments by significant investment category:

	As of December 31, 2021
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$664,220	$664,220	$664,220	$—	$—
Level 1
Money market funds	132,063	132,063	132,063	—	—
U.S. Treasury securities	25,437	25,437	—	8,896	16,541
Total level 1	157,500	157,500	132,063	8,896	16,541
Level 2
Corporate notes and bonds	148,373	148,373	—	84,783	63,590
Asset-backed securities	17,180	17,180	—	4,901	12,279
Mutual funds	53,180	53,180	—	—	53,180
Total level 2	218,733	218,733	—	89,684	129,049
Total	$1,040,453	$1,040,453	$796,283	$98,580	$145,590

	As of December 31, 2020
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$946,961	$946,961	$946,961	$—	$—
Level 1
Money market funds	423,865	423,865	423,865	—	—
U.S. Treasury securities	21,146	21,146	—	8,067	13,079
Total level 1	445,011	445,011	423,865	8,067	13,079
Level 2
Corporate notes and bonds	117,253	117,253	—	83,521	33,732
Asset-backed securities	28,253	28,253	—	5,498	22,755
U.S. Agency securities	3,681	3,681	—	3,681	—
Mutual funds	38,846	38,846	—	—	38,846
Total level 2	188,033	188,033	—	92,700	95,333
Total	$1,580,005	$1,580,005	$1,370,826	$100,767	$108,412

The Company’s investments consist of U.S. Treasury securities, corporate notes and bonds, asset-backed securities and U.S. Agency securities, which the Company has the intent and ability to hold to maturity and therefore are classified as held-to-maturity. The Company holds mutual funds in its deferred compensation plan which are classified as trading securities. The Company may sell certain of its investments prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s long-term investments are less than two years. The Company minimizes the potential risk of principal loss by investing in highly-rated securities and limiting the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio. Interest income was $3.3 million, $5.9 million and $11.8 million for the years ended December 31, 2021, 2020 and 2019.

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

The Company’s real estate leases may require additional payments for percentage rent, real estate taxes, or other occupancy-related costs. Percentage rent, a variable cost, is recognized in the consolidated financial statements when incurred and is based on the specific terms in the lease agreement. Real estate taxes and other occupancy-related costs are non-lease components.

Operating lease cost and other information:

	Year Ended December 31,
(in thousands)	2021	2020
Fixed lease cost	$290,509	$266,105
Variable lease cost	5,354	3,455
Operating cash flows used for leases	286,411	257,775
Weighted-average remaining lease term	5.95 years	4.31 years
Weighted-average discount rate	3.07%	3.67%

The following table presents future lease payments as of December 31, 2021:

Year (in thousands)	Operating Leases
2022	$266,959
2023	245,011
2024	223,303
2025	198,589
2026	155,008
Thereafter	378,638
Total lease payments	$1,467,508
Less: Imputed interest	147,102
Operating lease liabilities	$1,320,406

As of December 31, 2021, the Company has operating leases, primarily for new retail stores, that have not yet commenced which will generate additional ROU assets of $32.9 million.
(4)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows:

	As of December 31,
(in thousands)	2021	2020
Land	$111,212	$95,712
Buildings and improvements	658,910	531,059
Furniture, fixtures and equipment	584,059	485,349
Leasehold improvements	497,646	506,459
Total property, plant and equipment	1,851,827	1,618,579
Less: Accumulated depreciation and amortization	722,918	683,138
Property, plant and equipment, net	$1,128,909	$935,441

Depreciation expense was $122.2 million, $115.5 million and $101.1 million for the years ended December 31, 2021, 2020 and 2019 as calculated using the straight-line method, which is based on the following estimated useful lives:

Buildings	20 to 40 years
Building improvements	10 years
Furniture, fixtures and equipment	5 to 20 years
Leasehold improvements	Shorter of useful life or remaining lease term

The Company reviews all stores for impairment annually or when facts and circumstances indicate that the carrying values may be impaired. The Company performs an evaluation of recoverability by comparing the carrying values of the net assets to their related projected undiscounted future cash flows, in addition to other quantitative and qualitative analyses. The Company did not record material impairment charges during the years ended December 31, 2021, 2020 or 2019.

(5)	ACCRUED EXPENSES

Accrued expenses at December 31, 2021 and 2020 are summarized as follows:

	As of December 31,
(in thousands)	2021	2020
Accrued payroll, taxes, and other	$143,295	$104,004
Return reserve liability	68,944	77,219
Accrued inventory purchases	53,181	27,489
Accrued expenses	$265,420	$208,712

(6)	FINANCIAL COMMITMENTS

The Company had $17.2 million and $38.7 million of outstanding letters of credit as of December 31, 2021 and December 31, 2020, and approximately $1.2 million and $3.3 million in short-term borrowings as of December 31, 2021 and December 31, 2020. Interest expense for the years ended December 31, 2021, 2020 and 2019 was $14.9 million, $16.3 million and $7.5 million.

Long-term borrowings were as follows:

	As of December 31,
(in thousands)	2021	2020
Revolving Credit Facility	$—	$452,500
HF-T1 Distribution Center Loan	129,505	129,505
HF-T2 Distribution Center Construction Loan	57,227	22,169
China Distribution Center Construction Loan	75,621	77,501
China Operational Loans	69,796	48,743
Other	8,263	1,247
Subtotal	340,412	731,665
Less: Current installments	76,967	52,250
Total long-term borrowings	$263,445	$679,415

Revolving Credit Facility

The Company maintains a revolving credit facility to manage liquidity; including working capital and capital expenditures. On December 15, 2021, the Company amended its $500.0 million senior, unsecured revolving credit agreement dated November 21, 2019 (the “Amended Credit Agreement”), with Bank of America, N.A., as administrative agent and joint lead arranger, HSBC Bank USA, N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers, and other lenders. The Amended Credit Agreement expands its senior, unsecured credit facility to $750.0 million, which may be increased by up to $250.0 million under certain conditions and provides for the issuance of letters of credit up to a maximum of $100.0 million and swingline loans up to a maximum of $50.0 million. The Amended Credit Agreement extends the maturity date of the credit agreement, which was due to expire on November 21, 2024, to December 15, 2026. The Company may use the proceeds from the Amended Credit Agreement for working capital and other lawful corporate purposes. Borrowings on the Amended Credit Agreement’s revolving credit facility and letters of credit bear interest, at the Company’s option, at a rate equal to (a) Term SOFR plus an applicable margin between 1.000% and 1.500% based upon the Company’s Total Adjusted Net Leverage Ratio (as defined in the Amended Credit Agreement) or (b) a base rate (defined as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Bank of America prime rate, (iii) Term SOFR plus 1.00%, and (iv) 1.00%) plus an applicable margin between 0% and 0.500% based upon the Company’s Total Adjusted Net Leverage Ratio. The weighted-average annual interest rate on borrowings under the revolving credit facility was approximately 1.37% during the year ended December 31, 2021. The Amended Credit Agreement contains certain customary affirmative and negative covenants and events of default for credit facilities of this type.

The Amended Credit Agreement requires the Company to maintain a maximum Total Adjusted Net Leverage Ratio of 3.75:1, except in the event of an acquisition in which case the ratio may be increased at the Company’s election to 4.25:1 for the quarter in which such acquisition occurs and for the next three quarters thereafter.

As of December 31, 2021, there was $732.8 million available under the Company’s Amended Credit Agreement. As of December 31, 2020, the unused credit capacity of the revolving credit facility was $8.8 million. The Company was in compliance with the financial covenants under the Amended Credit Agreement as of December 31, 2021.

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

As of December 31, 2021, the Interest Rate Swap had an aggregate notional amount of $129.5 million. Under the terms of the Swap Agreement Amendment, the Company will pay a weighted-average fixed rate of 0.795% on the notional amount and receive payments from the counterparty based on the 30-day LIBOR rate, effectively modifying the Company’s exposure to interest rate risk by converting floating-rate debt to a fixed rate of 4.08%. The Company continually assesses the creditworthiness of its counterparties.

HF-T2 Distribution Center Construction Loan

On April 3, 2020, the JV, through HF Logistics-SKX T2, LLC, a wholly-owned subsidiary of the JV (“HF-T2”), entered into a construction loan agreement with Bank of America, N.A. as administrative agent and lender (collectively, the “2020 Construction Loan Agreement”), pursuant to which the JV obtained a loan of up to $73.0 million used to expand the North American distribution center (the “HF-T2 2020 Construction Loan”). Under the 2020 Construction Loan Agreement, the interest rate per annum on the HF-T2 2020 Construction Loan is LIBOR Daily Floating Rate (as defined therein) plus a margin of 190 basis points, reducing to 175 basis points upon substantial completion of the construction and certain other conditions being satisfied. The weighted-average annual interest rate on borrowings under the 2020 Construction Loan Agreement was approximately 2.00% during the year ended December 31, 2021. The maturity date of the HF-T2 2020 Construction Loan is April 3, 2025. The obligations of the JV under the 2020 Construction Loan Agreement are guaranteed by TGD Holdings I, LLC, which is an affiliate of HF.

China Distribution Center Construction Loan

On September 29, 2018, through its Taicang subsidiary (“TC Subsidiary”), the Company entered into a 700.0 million yuan loan agreement with China Construction Bank Corporation (“the China DC Loan”) to finance the construction of the Company’s distribution center in China. Interest is paid quarterly. The interest rate floats and is calculated at a reference rate provided by the People’s Bank of China. The interest rate at December 31, 2021 was 4.15% and may increase or decrease over the life of the loan, and will be evaluated every 12 months. Beginning in 2021, the principal of the loan is repaid in semi-annual installments of variable amounts. The China DC Loan contains customary affirmative and negative covenants for secured credit facilities of this type. The China DC Loan matures on September 28, 2023. The obligations of the TC Subsidiary under the China DC Loan are jointly and severally guaranteed by the Company’s China joint venture. As of December 31, 2021, the outstanding balance under this loan included approximately $28.2 million classified as current borrowings in the Company’s consolidated balance sheets.

China Operational Loans

The Company has entered certain secured credit facilities to support the operations of its China joint venture. The balance of working capital loans at December 31, 2021 was approximately $52.6 million with interest rates ranging from 1.00% to 3.70% per annum, payable at terms agreed by the lender. The balance of working capital loans as of December 31, 2020 was approximately $30.1 million with interest rates ranging from 1.75% to 3.92% per annum. The balance of loans related to a corporate office building in Shanghai was approximately $17.2 million and $18.6 million as of December 31, 2021 and December 31, 2020 with interest at 4.28% per annum, for both periods, payable at terms agreed by the lender. As of December 31, 2021, the outstanding balances classified as current borrowings in the Company’s consolidated balance sheets included $37.6 million related to the working capital loans and $4.0 million related to the office building loans.

The following table presents the future principal payments required under the Company’s debt obligations, discussed above:

Year (in thousands)	Maturities
2022	$76,967
2023	47,375
2024	15,000
2025	201,070
$340,412

(7)	COMMITMENTS AND CONTINGENCIES

PRODUCT AND OTHER FINANCING

The Company finances production activities in part through the use of interest-bearing open purchase arrangements with certain of its international manufacturers. These arrangements currently bear interest at rates between 0.0% and 0.4% for 30- to 60-day financing. The amounts included in accounts payable and outstanding under these arrangements were $337.0 million and $210.1 million at December 31, 2021 and 2020. Interest expense incurred by the Company under these arrangements totaled $6.5 million in 2021, $7.4 million in 2020, and $7.9 million in 2019. The Company has open purchase commitments with its foreign manufacturers of $2.0 billion and warehouse and equipment and corporate construction contracts of $310.6 million for the expansion of its distribution centers and corporate headquarters, which are not included in the consolidated balance sheets at December 31, 2021.

LITIGATION

In accordance with GAAP, the Company records a liability in its consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the consolidated financial statements as of December 31, 2021, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote. The Company recognizes legal expense in connection with loss contingencies as incurred.
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

During the years ended December 31, 2021, 2020 and 2019 certain Class B stockholders converted 77,562, 1,391,670 and 1,575,509 shares, respectively, of Class B Common Stock to Class A Common Stock.

SHARE REPURCHASE PROGRAM

On February 6, 2018, the Company’s Board of Directors authorized a share repurchase program (the “2018 Share Repurchase Program”), pursuant to which the Company could purchase shares of its Class A Common Stock, for an aggregate repurchase price not to exceed $150.0 million. The 2018 Share Repurchase Program expired on February 6, 2021 at which time share repurchase authorizations of $20.0 million had not been executed. For the year ended December 31, 2019, the Company repurchased 968,724 shares at an average cost per share of $30.99 totaling $30.0 million.

On January 31, 2022, the Company's Board of Directors authorized a new share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its Class A common stock, for an aggregate repurchase price not to exceed $500 million. The Share Repurchase Program expires on January 31, 2025 and does not obligate the Company to acquire any particular amount of shares.

INCENTIVE AWARD PLAN

A total of 10,000,000 shares of Class A Common Stock were reserved for issuance under 2017 Incentive Award Plan (the “2017 Plan”) which replaced and superseded the 2007 Incentive Award Plan (the “2007 Plan,” together with the 2017 Plan, the “Plans”). The 2017 Plan provides for grants of ISOs, non-qualified stock options, restricted stock and various other types of equity awards as described in the 2017 Plan to employees, consultants and directors of the Company. The 2017 Plan is administered by the Company’s Board of Directors with respect to awards to non-employee directors and by the Company’s Compensation Committee with respect to other eligible participants.

For the year ended December 31, 2021, the Company granted restricted stock with time-based vesting as well as performance-based awards. The performance-based awards include a market condition tied to the Company’s total shareholder return in relation to its peer companies as well as a financial performance condition tied to annual EPS growth. The vesting and ultimate payout of performance awards is determined at the end of the three-year performance period and can vary from zero to 200% based on actual results. As of December 31, 2021, a total of 4,343,649 shares remain available for grant as equity awards under the 2017 Plan if target levels are achieved for performance-based awards and 3,876,149 available if maximum levels are achieved.

The Company issued the following stock-based instruments:

	Year Ended December 31,
	2021		2020
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value
Restricted stock	1,201,600	$42.88	1,319,300	$36.42
Performance-based restricted stock	108,750	$38.95	125,000	$36.02
Market-based restricted stock	108,750	$54.34	125,000	$49.78

A summary of the status and changes of the Company’s unvested shares related to the Plans is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2019	2,968,941	$34.79
Granted	1,603,000	28.45
Vested/Released	(1,116,868)	32.46
Cancelled	(28,250)	39.40
Unvested at December 31, 2019	3,426,823	32.55
Granted	1,569,300	37.45
Vested/Released	(1,093,500)	32.64
Cancelled	(790,600)	32.23
Unvested at December 31, 2020	3,112,023	35.06
Granted	1,419,100	43.46
Vested/Released	(1,252,108)	34.36
Cancelled	(25,699)	39.01
Unvested at December 31, 2021	3,253,316	$38.97

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

The Company recognized, as part of general and administrative, compensation expense of $60.1 million, $65.2 million and $41.1 million for grants under the Plans for the years ended December 31, 2021, 2020, and 2019. Related excess income tax benefits (expenses), recorded in the consolidated statements of earnings, for the years ended December 31, 2021, 2020 and 2019, were $(1.0) million, $(0.7) million, and $0.3 million. Nonvested shares generally vest over a graded vesting schedule from one to four years from the date of grant. For grants that have a service requirement, the Company accounts for forfeitures upon occurrence, rather than estimating the probability of forfeiture at the date of grant. Accordingly, the Company recognizes the full grant-date fair value of these awards on a straight-line basis throughout the requisite service period, reversing any expense if, and only if, there is a forfeiture. There was $84.7 million of unrecognized compensation cost related to nonvested common shares as of December 31, 2021, which is expected to be recognized over a weighted-average period of 1.75 years. The total fair value of shares vested during the years ended December 31, 2021, 2020 and 2019 was $43.1 million, $41.6 million and $36.3 million.

STOCK PURCHASE PLAN

As approved by the Company’s stockholders on May 23, 2017, the 2018 Employee Stock Purchase Plan (the “2018 ESPP”) provides a total of 5,000,000 shares of Class A Common Stock for sale. The 2018 ESPP provides eligible employees of the Company and its subsidiaries the opportunity to purchase shares of the Company’s Class A Common Stock at a purchase price equal to 85% of the fair market value on the first trading day or last trading day of each purchase period, whichever is lower. Eligible employees can invest up to 15% of their compensation through payroll deductions during each purchase period. The purchase price discount and the look-back feature cause the 2018 ESPP to be compensatory and the Company recognizes compensation expense, which is computed using the Black-Scholes valuation model.

Under the 2018 ESPP, the Company received approximately $7.3 million, $5.9 million and $6.2 million, and issued 225,665, 232,904 and 260,630 shares, respectively, for the years ended December 31, 2021, 2020 and 2019.
(9)	EARNINGS PER SHARE

Basic EPS and diluted EPS are calculated by dividing net earnings by the following: for basic EPS, the weighted-average number of common shares outstanding for the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive common shares using the treasury stock method.

The calculation of EPS is as follows:

	Year Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Net earnings attributable to Skechers U.S.A., Inc.	$741,503	$98,564	$346,560

Weighted-average common shares outstanding, basic	155,539	154,184	153,392
Dilutive effect of nonvested shares	1,255	710	759
Weighted-average common shares outstanding, diluted	156,794	154,894	154,151
Anti-dilutive common shares excluded above	5	69	11
Net earnings attributable to Skechers U.S.A., Inc. per common share:
Basic	$4.77	$0.64	$2.26
Diluted	$4.73	$0.64	$2.25

(10)	INCOME TAXES

The Company’s earnings before income tax expense consists of the following:

	Year Ended December 31,
(in thousands)	2021	2020	2019
U.S. operations	$71,900	$(112,671)	$4,999
Foreign operations	497,857	267,400	511,006
Earnings before income taxes	$569,757	$154,729	$516,005

Income tax consists of the following:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Current
Federal	$34,288	$(30,094)	$22,899
State	7,268	3,841	6,384
Foreign	102,062	56,530	66,656
	143,618	30,277	95,939
Deferred
Federal	(27,074)	(2,208)	(3,583)
State	(4,481)	(3,070)	(813)
Foreign	(357,938)	(16,497)	(2,790)
	(389,493)	(21,775)	(7,186)
Income tax expense (benefit)	$(245,875)	$8,502	$88,753

Income taxes differ from the statutory tax rates as applied to earnings before income taxes as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Expected income tax expense	$119,649	$32,493	$108,361
State income tax, net of federal benefit	(172)	(2,394)	1,278
Rate differential on foreign income	(24,615)	(27,426)	(43,327)
Change in unrecognized tax benefits	11,538	6,084	2,739
Intra-entity intellectual property transfer	(346,776)	—	—
FDII deduction	(10,695)	—	—
Non-deductible compensation	8,693	7,119	7,126
Tax credits	(7,547)	(6,312)	(3,264)
Excess tax (benefit) on stock compensation	976	703	(251)
Benefits provided by the Coronavirus Aid, Relief, and Economic Security Act	(905)	(15,863)	—
Non-deductible share cancellation	—	4,048	—
U.S. tax on foreign earnings	—	—	9,786
Other	(927)	(463)	3,440
Change in valuation allowance	4,906	10,513	2,865
Income tax expense (benefit)	$(245,875)	$8,502	$88,753
Effective tax rate	(43.2)%	5.5%	17.2%

The Company’s income tax expense (benefit) and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the non-U.S. jurisdictions in which the Company has operations, the applicable statutory rates are generally lower than in the U.S., ranging from 0.0% to 34.0%. The Company’s income tax expense (benefit) was calculated using the applicable rate for each jurisdiction applied to the Company’s pre-tax earnings (loss) while the Company’s effective tax rate is calculated by dividing income tax expense (benefit) by earnings before income taxes. For 2021, the effective tax rate was lower than the U.S. federal and state combined statutory rate of approximately 25%, primarily due to tax benefits related to the intra-entity transfer of certain intellectual property rights, as further described below, and earnings from foreign operations in jurisdictions imposing either lower tax rates on corporate earnings or no corporate income tax.

In December 2021, the Company completed an intra-entity transfer of certain intellectual property rights to Switzerland primarily to align with current and future international operations. The transfer resulted in a step-up in the Swiss tax basis of intellectual property rights and a correlated increase in foreign deferred tax assets, based on the estimated fair value of the transferred intellectual property rights to be amortized. As a result, the Company recorded a tax benefit of $346.8 million, net of uncertain tax positions of $25.2 million.

The Company is entitled to a deduction against foreign-derived intangible income (“FDII”) which had an immaterial impact in prior years. The Company is also subject to a tax on global intangible low-taxed income (“GILTI”). GILTI taxes foreign income in excess of a deemed return on tangible assets of foreign corporations and is treated as a period cost.

The tax effects of temporary differences giving rise to deferred tax assets and liabilities are presented below:

	As of December 31,
(in thousands)	2021	2020
Deferred tax assets
Inventory adjustments	$9,099	$5,788
Accrued expenses	76,412	59,266
Allowances for bad debts and chargebacks	4,667	5,820
Advance payment	27,594	—
Intra-entity IP transfer	346,776	—
Loss carryforwards	38,273	34,396
Business credit carryforward	15,537	13,130
Share-based compensation	6,479	5,194
Operating lease liabilities	337,399	305,261
Valuation allowance	(48,463)	(43,557)
Total deferred tax assets	813,773	385,298
Deferred tax liabilities
Prepaid expenses	4,116	8,076
Right-of-use assets	337,371	305,231
Depreciation on property, plant and equipment	32,751	19,546
Total deferred tax liabilities	374,238	332,853
Net deferred tax assets	$439,535	$52,445

At December 31, 2021, combined foreign net operating loss carry-forwards were approximately $127.9 million of which $1.4 million expire in 2022 and $26.5 million can be carried forward indefinitely. A valuation allowance of $33.1 million is recorded for the amount which is not likely to be fully utilized. The $4.9 million increase in the valuation allowance primarily relates to increases in deferred tax assets in certain foreign non-benefited loss jurisdictions.

U.S. federal tax credit and net operating loss carry-forwards at December 31, 2021 were $1.7 million and zero. State tax credit and net operating loss carry-forwards at December 31, 2021 were $12.5 million and $43.5 million. These tax credit and net operating loss carry-forward amounts begin to expire in 2030. No valuation allowance has been recorded, as the Company believes they will be fully utilized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of December 31,
(in thousands)	2021	2020
Beginning balance	$21,511	$10,566
Additions for current year tax positions	34,975	9,804
Additions for prior year tax positions	15,256	2,735
Reductions for prior year tax positions	(361)	—
Settlement of uncertain tax positions	(812)	—
Reductions related to lapse of statute of limitations	(3,618)	(1,594)
Ending balance	$66,951	$21,511

Current unrecognized tax benefits are recorded as a reduction in prepaid expense and included in tax expense when recorded. Long-term unrecognized tax benefits are recorded as an increase in long-term taxes payable with a portion included in tax expense and a portion recorded as a reduction in deferred tax liabilities when recorded. If recognized, $50.1 million of unrecognized tax benefits would be recorded as a reduction in income tax expense, and $16.9 million would be recorded as an increase in deferred tax liabilities.

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

The Company estimates interest and penalties related to income tax matters which are included in income tax expense. Amounts were $3.6 million, $0.3 million, and $0.4 million for the years ended December 31, 2021, 2020, and 2019. Accrued interest and penalties were $6.2 million and $2.4 million as of December 31, 2021 and 2020.

As of December 31, 2021, the Company’s tax filings are generally subject to examination in the U.S. and most foreign jurisdictions for years ending on or after December 31, 2017, and in several Asian and European tax jurisdictions for years ending on or after December 31, 2011. During the year, the Company reduced the balance of unrecognized tax benefits by $3.6 million as a result of expiring statutes and $0.8 million from the settlement of domestic and foreign audits. Additionally, the Company has applied for certain U.S. and foreign tax rulings which remain undecided as of December 31, 2021. It is reasonably possible that certain domestic and foreign statutes will expire, certain domestic and foreign audits will be settled, and certain U.S. and foreign tax rulings will be decided during the next twelve months which would reduce the balance of 2021 and prior year unrecognized tax benefits by $1.4 million, $4.1 million, and $30.9 million.

The Company’s cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet the Company’s liquidity needs in the U.S. for the next twelve months. However, the Company may repatriate certain funds held outside the U.S. for which all applicable U.S. and non-U.S. tax has been fully provided as of December 31, 2021. The Company has provided for the tax impact of expected distributions from its joint venture in China as well as from its subsidiary in Chile to its intermediate parent company in Switzerland. Otherwise, because of the need for cash for operating capital and continued overseas expansion, the Company does not foresee the need for any of its other foreign subsidiaries to distribute funds up to an intermediate foreign parent company in any form of taxable dividend. Under current applicable tax laws, if the Company chooses to repatriate some or all of the funds the Company has designated as indefinitely reinvested outside the U.S., the amount repatriated would not be subject to federal income tax but may be subject to applicable non-U.S. income and withholding taxes, and to certain state income taxes. In addition to certain tax restrictions, our joint venture in China has limitations on its distribution of earnings, as local law currently requires it to maintain $23.9 million of its earnings in a statutory reserve.
(11)	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) profit sharing plan covering employees who are 21 years of age and have completed six months of service. The Company’s contribution is based on a non-discretionary match as defined by the plan which vests immediately. Company contributions for 2020 and 2019 were discretionary and vested over six years. The Company made contributions of $4.7 million, $2.8 million, and $2.4 million to the plan for the years ended December 31, 2021, 2020, and 2019.

The Skechers U.S.A., Inc. Deferred Compensation Plan (the “Plan”) allows eligible employees to defer compensation up to a maximum amount to a future date on a nonqualified basis. The Plan provides for the Company to make discretionary contributions to participating employees as determined by the Company’s Compensation Committee. Contributions were $0.1 million, $0.3 million, and $0.1 million for the years ended December 31, 2021, 2020 and 2019. Deferred compensation is recognized based on the fair value of the participants’ accounts.
(12)	RELATED PARTY TRANSACTIONS

The Skechers Foundation (the “Foundation”) is a 501(c)(3) non-profit entity and not a subsidiary or otherwise affiliated with the Company. The Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer, are also officers and directors of the Foundation. During the years ended December 31, 2021, 2020, and 2019, the Company made contributions of $3.0 million, $2.3 million, and $1.0 million to the Foundation.

The Company had receivables from officers and employees of $1.3 million and $1.0 million at December 31, 2021 and 2020. These amounts relate to travel advances, incidental personal purchases on Company-issued credit cards and employee loans. These receivables are short-term and are expected to be repaid within a reasonable period of time. In March 2021, the Company purchased two properties for $2.7 million, from an entity controlled by its President, Michael Greenberg, to facilitate future expansion of the Company’s corporate office buildings in Manhattan Beach, California. The terms of the sale were no less favorable than could be obtained from an unrelated third party. The Company had no other significant transactions with or payables to officers, directors or significant stockholders of the Company.

(13)	SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s operations and segments are organized along its distribution channels with three reportable segments: Domestic Wholesale, International Wholesale, and Direct-to-Consumer. Management evaluates segment performance based primarily on sales and gross margin. All other costs and expenses of the Company are analyzed on an aggregate basis and not allocated to the segments. The following summarizes the Company’s operations by segment and geographic area:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Sales
Domestic Wholesale	$1,438,038	$1,126,564	$1,247,550
International Wholesale	3,025,479	2,257,846	2,462,632
Direct-to-Consumer	1,821,512	1,213,004	1,509,869
Total	$6,285,029	$4,597,414	$5,220,051
Gross profit
Domestic Wholesale	$523,165	$431,603	$457,944
Gross margin	36.4%	38.3%	36.7%
International Wholesale	1,364,347	1,023,183	1,133,573
Gross margin	45.1%	45.3%	46.0%
Direct-to-Consumer	1,211,700	734,995	899,640
Gross margin	66.5%	60.6%	59.6%
Total	$3,099,212	$2,189,781	$2,491,157
Sales (1)
United States	$2,553,056	$1,913,409	$2,197,391
International	3,731,973	2,684,005	3,022,660
Total	$6,285,029	$4,597,414	$5,220,051
(1)	During the years ended December 31, 2021, 2020 and 2019, sales in China were $1,247.9 million, $924.5 million and $850.0 million.

The Company’s sales to its five largest customers accounted for approximately 8.6%, 8.8% and 9.6% for the years ended December 31, 2021, 2020 and 2019.

The following summarizes the Company’s assets by segment and geographic area:

	As of December 31,
(in thousands)	2021	2020
Identifiable assets
Domestic Wholesale	$1,939,857	$1,945,681
International Wholesale	3,128,996	2,436,568
Direct-to-Consumer	1,422,427	1,430,120
Total	$6,491,280	$5,812,369

	Year Ended December 31,
(in thousands)	2021	2020	2019
Additions to property, plant and equipment
Domestic Wholesale	$195,060	$129,165	$75,037
International Wholesale	54,248	120,983	109,205
Direct-to-Consumer	60,366	59,768	51,869
Total	$309,674	$309,916	$236,111

	As of December 31,
(in thousands)	2021	2020
Property, plant and equipment, net (1)
United States	$708,763	$535,648
International	420,146	399,793
Total	$1,128,909	$935,441

(1)Property, plant and equipment, net in China was $255.4 million and $241.6 million at December 31, 2021 and 2020.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and operating lease ROU assets. Net assets held outside the U.S. were $4.2 billion and $3.1 billion at December 31, 2021 and 2020.

The Company performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable generally do not require collateral. Foreign accounts receivable are generally collateralized by letters of credit. The Company’s additions to the provision for expected credit losses charged to expense for the years ended December 31, 2021, 2020 and 2019 were $3.3 million, $18.7 million and $2.7 million.

The Company’s accounts receivables, excluding allowances, in different geographic areas are summarized as follows:

	As of December 31,
(in thousands)	2021	2020
Domestic Accounts Receivable	$270,404	$230,546
Foreign Accounts Receivable	525,073	437,816

The Company’s top five manufacturers produced the following:

	Year Ended December 31,
(Percentage of Total Production)	2021	2020	2019
Manufacturer #1	18.0	21.0	16.0
Manufacturer #2	5.3	6.2	7.3
Manufacturer #3	4.8	5.8	7.2
Manufacturer #4	4.6	4.9	5.1
Manufacturer #5	4.4	4.2	5.0
	37.1	42.1	40.6

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

With the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management has concluded that our internal control over financial reporting is effective as of December 31, 2021.

Our independent registered public accountants, BDO USA, LLP, audited the consolidated financial statements included in this annual report on Form 10-K and have issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2021, which is set forth below.

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

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the fourth quarter of 2021.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Skechers U.S.A., Inc.

Manhattan Beach, California

Opinion on Internal Control over Financial Reporting

We have audited Skechers U.S.A., Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the accompanying index and our report dated February 25, 2022, expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

Los Angeles, California

February 25, 2022

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2021 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2021 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2021 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2021 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2021 fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements: See “Index to Consolidated Financial Statements and Financial Statement Schedule” in Part II, Item 8 on page 23 of this annual report on Form 10-K.
2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” on page 51 of this annual report on Form 10-K.
ITEM 16.	FORM 10-K SUMMARY

None.

SCHEDULE II

SKECHERS U.S.A., INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Year	Costs Charged to Expenses	Deductions and Write-offs	Balance at End of Year
Year-ended December 31, 2019
Allowance for chargebacks	$18,773	$3,931	$(5,291)	$17,413
Allowance for doubtful accounts	6,843	2,471	(2,621)	6,693
Return reserve liability	48,466	46,054	(25,472)	69,048
Inventory reserves	12,753	14,593	(20,618)	6,728
Year-ended December 31, 2020
Allowance for chargebacks	$17,413	$12,734	$(3,473)	$26,674
Allowance for doubtful accounts	6,693	19,940	(4,745)	21,888
Return reserve liability	69,048	18,023	(9,852)	77,219
Inventory reserves	6,728	15,920	(14,428)	8,220
Year-ended December 31, 2021
Allowance for chargebacks	$26,674	$45,957	(32,497)	$40,134
Allowance for doubtful accounts	21,888	10,551	(9,889)	22,550
Return reserve liability	77,219	6,263	(14,538)	68,944
Inventory reserves	8,220	24,899	(25,608)	7,511

See accompanying report of independent registered public accounting firm

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1	Amended and Restated Certificate of Incorporation dated April 29, 1999 (incorporated by reference to exhibit number 3.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2015).

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

4.2	Description of Securities.

10.1*	Skechers U.S.A., Inc. Deferred Compensation Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed on May 3, 2013).

10.1(a)*	First Amendment to the Skechers U.S.A., Inc. Deferred Compensation Plan (incorporated by reference to exhibit number 10.1(a) of the Registrant’s Form 10-K filed for the year ended December 31, 2020).

10.2*	2006 Annual Incentive Compensation Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on April 29, 2016).

10.2(a)*	First Amendment to the 2006 Annual Incentive Compensation Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed on April 29, 2016).

10.3*	2007 Incentive Award Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed on May 24, 2007).

10.4*	2017 Incentive Award Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on May 1, 2017).

10.5*

Form of Restricted Stock Agreement (Time-based Vesting) under 2017 Incentive Award Plan (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-K for the year ended December 31, 2017).

10.6*

Form of Restricted Stock Agreement (Performance-based Vesting) under 2017 Incentive Award Plan (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-K filed for the year ended December 31, 2020).

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

10.13

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

10.13(a)

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

10.13(b)

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

10.13(c)

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

10.14

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

10.14(a)**

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

10.15

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

10.16

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

10.17**

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

10.18

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

10.19

Credit Agreement dated November 21, 2019, by and among the Registrant, and Bank of America, N.A., HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A. and other lenders (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with Securities and Exchange Commission on November 21, 2019).

10.19(a)

First Amendment to Credit Agreement dated March 23, 2021, by and among the Registrant, and Bank of America, N.A., HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A. and other lenders (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 10-Q (File No.001-14429) for the quarter ended March 31, 2021.

10.19(b)

Second Amendment to Credit Agreement dated December 15, 2021, by and among the Registrant, and Bank of America, N.A., HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A. and other lenders (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with Securities and Exchange Commission on December 16, 2021).

10.20

Guaranty dated November 21, 2019, by and among Skechers USA Retail, LLC, a California limited liability company and wholly owned subsidiary of the Registrant, Bank of America, N.A. and other lenders (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with Securities and Exchange Commission on November 21, 2019).

10.21

Reaffirmation Agreement dated December 15, 2021 by and among Skechers USA Retail, LLC, a California limited liability company and wholly owned subsidiary of the Registrant, and Bank of America N.A. (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with Securities and Exchange Commission on December 16, 2021).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California on the 25th day of February 2022.

SKECHERS U.S.A., INC.

By:	/s/ Robert Greenberg
Robert Greenberg
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert Greenberg	Chairman of the Board and Chief Executive Officer	February 25, 2022
Robert Greenberg	(Principal Executive Officer)

/s/ Michael Greenberg	President and Director	February 25, 2022
Michael Greenberg

/s/ David Weinberg	Executive Vice President, Chief Operating Officer,	February 25, 2022
David Weinberg	and Director

/s/ John Vandemore	Chief Financial Officer	February 25, 2022
John Vandemore	(Principal Financial and Accounting Officer)

/s/ Katherine Blair	Director	February 25, 2022
Katherine Blair

/s/ Morton D. Erlich	Director	February 25, 2022
Morton D. Erlich

/s/ Zulema Garcia	Director	February 25, 2022
Zulema Garcia

/s/ Richard Siskind	Director	February 25, 2022
Richard Siskind