Form 10-Q
period 2022-03-31
SKECHERS USA INC
filed 2022-05-06
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 28, 2022, 134,881,830 shares of the registrant’s Class A Common Stock, $0.001 par value per share, were outstanding.

As of April 28, 2022, 20,888,571 shares of the registrant’s Class B Common Stock, $0.001 par value per share, were outstanding.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of March 31,	As of December 31,
(in thousands, except par values)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$589,908	$796,283
Short-term investments	104,933	98,580
Trade accounts receivable, less allowances of $53,868 and $62,684	1,010,599	732,793
Other receivables	71,924	80,043
Inventory	1,449,513	1,470,994
Prepaid expenses and other	198,727	193,547
Total current assets ($1,001,348 and $1,040,765 related to VIEs)	3,425,604	3,372,240
Property, plant and equipment, net	1,184,483	1,128,909
Operating lease right-of-use assets	1,191,885	1,224,580
Deferred tax assets	446,007	451,355
Long-term investments	125,051	145,590
Goodwill	93,497	93,497
Other assets, net	78,583	75,109
Total non-current assets ($606,270 and $608,607 related to VIEs)	3,119,506	3,119,040
TOTAL ASSETS	$6,545,110	$6,491,280
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$812,216	$876,342
Accrued expenses	258,713	265,420
Operating lease liabilities	225,885	225,658
Current installments of long-term borrowings	58,711	76,967
Short-term borrowings	50,245	1,195
Total current liabilities ($531,491 and $601,929 related to VIEs)	1,405,770	1,445,582
Long-term operating lease liabilities	1,064,231	1,094,748
Long-term borrowings	265,305	263,445
Deferred tax liabilities	11,300	11,820
Other long-term liabilities	132,588	133,613
Total non-current liabilities ($366,490 and $368,994 related to VIEs)	1,473,424	1,503,626
Total liabilities	2,879,194	2,949,208
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred Stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.001 par value; 500,000 shares authorized; 134,829 and 135,107 shares issued and outstanding	135	135
Class B Common Stock, $0.001 par value; 75,000 shares authorized; 20,939 and 20,939 shares issued and outstanding	21	21
Additional paid-in capital	415,357	429,608
Accumulated other comprehensive loss	(46,822)	(48,323)
Retained earnings	2,999,126	2,877,903
Skechers U.S.A., Inc. equity	3,367,817	3,259,344
Noncontrolling interests	298,099	282,728
Total stockholders' equity	3,665,916	3,542,072
TOTAL LIABILITIES AND EQUITY	$6,545,110	$6,491,280

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Sales	$1,819,594	$1,434,455
Cost of sales	995,431	748,796
Gross profit	824,163	685,659
Operating expenses
Selling	108,209	91,325
General and administrative	540,050	436,666
Total operating expenses	648,259	527,991
Earnings from operations	175,904	157,668
Other expense	(5,746)	(14,174)
Earnings before income taxes	170,158	143,494
Income tax expense	33,992	28,985
Net earnings	136,166	114,509
Less: Net earnings attributable to noncontrolling interests	14,943	15,936
Net earnings attributable to Skechers U.S.A., Inc.	$121,223	$98,573
Net earnings per share attributable to Skechers U.S.A., Inc.
Basic	$0.78	$0.64
Diluted	$0.77	$0.63
Weighted-average shares used in calculating net earnings per share attributable to Skechers U.S.A., Inc.
Basic	155,996	154,818
Diluted	157,448	155,936

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Net earnings	$136,166	$114,509
Other comprehensive income, net of tax
Net unrealized gain on derivative contract	5,843	1,752
Gain (loss) on foreign currency translation adjustment	1,489	(12,505)
Comprehensive income	143,498	103,756
Less: Comprehensive income attributable to noncontrolling interests	20,021	14,247
Comprehensive income attributable to Skechers U.S.A., Inc.	$123,477	$89,509

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Shares		Amount			Accumulated
	Class A	Class B	Class A	Class B	Additional	other		Skechers		Total
	Common	Common	Common	Common	paid-in	comprehensive	Retained	U.S.A., Inc.	Noncontrolling	stockholders'
(in thousands)	Stock	Stock	Stock	Stock	capital	loss	earnings	equity	interests	equity
Balance at December 31, 2021	135,107	20,939	$135	$21	$429,608	$(48,323)	$2,877,903	$3,259,344	$282,728	$3,542,072
Net earnings	—	—	—	—	—	—	121,223	121,223	14,943	136,166
Foreign currency translation adjustment	—	—	—	—	—	1,501	—	1,501	(12)	1,489
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,650)	(4,650)
Net unrealized gain on derivative contract	—	—	—	—	753	—	—	753	5,090	5,843
Stock compensation expense	—	—	—	—	17,967	—	—	17,967	—	17,967
Shares issued under the incentive award plan	566	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(192)	—	—	—	(7,971)	—	—	(7,971)	—	(7,971)
Repurchases of common stock	(652)	—	(1)	—	(24,999)	—	—	(25,000)	—	(25,000)
Balance at March 31, 2022	134,829	20,939	$135	$21	$415,357	$(46,822)	$2,999,126	$3,367,817	$298,099	$3,665,916

Balance at December 31, 2020	133,618	21,016	$134	$21	$372,165	$(27,285)	$2,136,400	$2,481,435	$244,228	$2,725,663
Net earnings	—	—	—	—	—	—	98,573	98,573	15,936	114,509
Foreign currency translation adjustment	—	—	—	—	—	(9,064)	—	(9,064)	(3,441)	(12,505)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	14	14
Purchase of noncontrolling interests	—	—	—	—	(6,856)	—	—	(6,856)	(3,072)	(9,928)
Net unrealized gain on derivative contract	—	—	—	—	—	—	—	—	1,752	1,752
Stock compensation expense	—	—	—	—	12,041	—	—	12,041	—	12,041
Shares issued under the incentive award plan	487	—	—	—	—	—	—	—	—	—
Conversion of Class B Common Stock into Class A Common Stock	67	(67)	—	—	—	—	—	—	—	—
Balance at March 31, 2021	134,172	20,949	$134	$21	$377,350	$(36,349)	$2,234,973	$2,576,129	$255,417	$2,831,546

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net earnings	$136,166	$114,509
Adjustments to reconcile net earnings to net cash used in operating activities
Depreciation and amortization	36,516	33,008
Provision for bad debts and returns	14,024	7,348
Stock compensation	17,967	12,041
Deferred income taxes	5,365	(446)
Net foreign currency adjustments	2,281	6,015
Changes in operating assets and liabilities
Receivables	(280,334)	(196,331)
Inventory	24,012	(57,392)
Other assets	3,515	29,705
Accounts payable	(65,404)	69,184
Other liabilities	(28,871)	(31,415)
Net cash used in operating activities	(134,763)	(13,774)
Cash flows from investing activities
Capital expenditures	(89,398)	(84,237)
Purchases of investments	(17,992)	(71,132)
Proceeds from sales and maturities of investments	32,178	49,905
Net cash used in investing activities	(75,212)	(105,464)
Cash flows from financing activities
Repayments on long-term borrowings	(18,642)	(46)
Proceeds from long-term borrowings	2,247	46,918
Net proceeds from (repayments on) short-term borrowings	49,050	(2,159)
Payments for employee taxes related to stock compensation	(7,971)	—
Repurchases of common stock	(25,000)	—
Purchase of noncontrolling interests	—	(9,928)
Contributions from noncontrolling interests	—	14
Distributions to noncontrolling interests	(4,650)	—
Net cash provided by (used in) financing activities	(4,966)	34,799
Effect of exchange rate changes on cash and cash equivalents	8,566	(1,847)
Net change in cash and cash equivalents	(206,375)	(86,286)
Cash and cash equivalents at beginning of the period	796,283	1,370,826
Cash and cash equivalents at end of the period	$589,908	$1,284,540

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$4,402	$3,992
Income taxes, net	29,213	18,291
Non-cash transactions
ROU assets exchanged for lease liabilities	61,451	42,143

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	General

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Skechers U.S.A., Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S‑X. In the opinion of management, all normal adjustments and accruals considered necessary to provide a fair statement of the results of operations for the interim periods presented have been included. The December 31, 2021 balance sheet data was derived from audited financial statements; however, the accompanying notes to condensed consolidated financial statements do not include all of the annual disclosures required under GAAP and should be read in conjunction with the Company’s 2021 Annual Report on Form 10-K. Certain reclassifications have been made to the condensed consolidated financial statements in prior years to conform to the current year presentation, including but not limited to combining royalty income into sales.

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

In March 2021, the minority interest related to the Hong Kong joint venture was purchased for $10.0 million. The Hong Kong entity continues to be included in the Company’s condensed consolidated financial statements. There have been no changes during 2022 in the accounting treatment or characterization of any previously identified VIEs. The Company continues to reassess these relationships quarterly. The assets of these joint ventures are restricted, as they are not available for general business use outside the context of such joint ventures. The holders of the liabilities of each joint venture have no recourse to the Company.

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

The Company’s Level 1 investments primarily include money market funds and United States (“U.S.”) Treasury securities; Level 2 investments primarily include corporate notes and bonds, asset-backed securities, and actively traded mutual funds; and the Company does not currently have any Level 3 assets or liabilities. The Company has one Level 2 derivative instrument which is an interest rate swap related to the refinancing of its U.S. distribution center (see Note 4 – Financial Commitments) classified as other assets, net. The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. Credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

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

DERIVATIVE INSTRUMENTS

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Company uses an interest rate swap as part of its interest rate risk management strategy. The Company’s interest rate swap, designated as a cash flow hedge, involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. By utilizing an interest rate swap, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of March 31, 2022, all counterparties to the interest rate swap had performed in accordance with their contractual obligations.

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

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended and supplemented by subsequent ASUs (collectively, “ASU 2020-04”), which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for borrowing instruments, which use LIBOR as a reference rate, and is effective immediately, but is only available through December 31, 2022. The Company has evaluated this ASU and does not expect its adoption to have a material impact on its condensed consolidated financial statements.
(2)	Cash, Cash Equivalents, Short-term and Long-term Investments

The following tables show the Company’s cash, cash equivalents, short-term and long-term investments by significant investment category:

	As of March 31, 2022
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$570,833	$570,833	$570,833	$—	$—
Level 1
Money market funds	19,075	19,075	19,075	—	—
U.S. Treasury securities	22,983	22,983	—	11,775	11,208
Total level 1	42,058	42,058	19,075	11,775	11,208
Level 2
Corporate notes and bonds	133,565	133,565	—	86,388	47,177
Asset-backed securities	21,312	21,312	—	6,770	14,542
Mutual funds	52,124	52,124	—	—	52,124
Total level 2	207,001	207,001	—	93,158	113,843
Total	$819,892	$819,892	$589,908	$104,933	$125,051

	As of December 31, 2021
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$664,220	$664,220	$664,220	$—	$—
Level 1
Money market funds	132,063	132,063	132,063	—	—
U.S. Treasury securities	25,437	25,437	—	8,896	16,541
Total level 1	157,500	157,500	132,063	8,896	16,541
Level 2
Corporate notes and bonds	148,373	148,373	—	84,783	63,590
Asset-backed securities	17,180	17,180	—	4,901	12,279
Mutual funds	53,180	53,180	—	—	53,180
Total level 2	218,733	218,733	—	89,684	129,049
Total	$1,040,453	$1,040,453	$796,283	$98,580	$145,590

The Company’s investments consist of U.S. Treasury securities, corporate notes and bonds and asset-backed securities, which the Company has the intent and ability to hold to maturity and therefore are classified as held-to-maturity. The Company holds mutual funds in its deferred compensation plan which are classified as trading securities. The Company may sell certain of its investments prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s long-term investments are less than two years. The Company minimizes the potential risk of principal loss by investing in highly-rated securities and limiting the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio.

When evaluating an investment for its current expected credit losses, the Company reviews factors such as historical experience with defaults, losses, credit ratings, term, market sector and macroeconomic trends, including current conditions and forecasts to the extent they are reasonable and supportable.
(3)	Accrued Expenses

Accrued expenses were as follows:

	As of March 31,	As of December 31,
(in thousands)	2022	2021
Accrued payroll, taxes, and other	$149,324	$143,295
Return reserve liability	73,516	68,944
Accrued inventory purchases	35,873	53,181
Accrued expenses	$258,713	$265,420

(4)	Financial Commitments

The Company had $14.1 million and $17.2 million of outstanding letters of credit as of March 31, 2022 and December 31, 2021, and approximately $50.2 million and $1.2 million in short-term borrowings as of March 31, 2022 and December 31, 2021. Interest expense for the three months ended March 31, 2022 and 2021 was $4.5 million and $4.1 million.

Long-term borrowings were as follows:

	As of March 31,	As of December 31,
(in thousands)	2022	2021
HF-T1 Distribution Center Loan	$129,505	$129,505
HF-T2 Distribution Center Construction Loan	59,473	57,227
China Distribution Center Construction Loan	74,729	75,621
China Operational Loans	52,157	69,796
Other	8,152	8,263
Subtotal	324,016	340,412
Less: Current installments	58,711	76,967
Total long-term borrowings	$265,305	$263,445

Revolving Credit Facility

The Company maintains a revolving credit facility to manage liquidity; including working capital and capital expenditures. On December 15, 2021, the Company amended its $500.0 million senior, unsecured revolving credit agreement dated November 21, 2019 (the “Amended Credit Agreement”). The Amended Credit Agreement expands its senior, unsecured credit facility to $750.0 million, which may be increased by up to $250.0 million under certain conditions and provides for the issuance of letters of credit up to a maximum of $100.0 million and swingline loans up to a maximum of $50.0 million. The Amended Credit Agreement extends the maturity date of the credit agreement, which was due to expire on November 21, 2024, to December 15, 2026. As of March 31, 2022, there was $50.2 million outstanding under the revolving credit facility which is included in short-term borrowings on the condensed consolidated balance sheets and the weighted-average annual interest rate on borrowings was approximately 1.41%. The unused credit capacity was $685.7 million and $732.8 million as of March 31, 2022 and December 31, 2021.

The Company is required to maintain a maximum total adjusted net leverage ratio of 3.75:1, except in the event of an acquisition in which case the ratio may be increased at the Company’s election to 4.25:1 for the quarter in which such acquisition occurs and for the next three quarters thereafter. The Company was in compliance with the financial covenants as of March 31, 2022.

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

The Interest Rate Swap involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of both March 31, 2022 and December 31, 2021, the Interest Rate Swap had an aggregate notional amount of $129.5 million. Under the terms of the Swap Agreement Amendment, the Company will pay a weighted-average fixed rate of 0.795% on the notional amount and receive payments from the counterparty based on the 30-day LIBOR rate, effectively modifying the Company’s exposure to interest rate risk by converting floating-rate debt to a fixed rate of 4.08%.

HF-T2 Distribution Center Construction Loan

To finance the expansion of the Company’s North American distribution center, the JV, through HF Logistics-SKX T2, LLC, a wholly-owned subsidiary of the JV (“HF-T2”) entered a construction loan agreement of up to $73.0 million which matures on April 3, 2025. Under the 2020 Construction Loan Agreement, the interest rate per annum on the HF-T2 2020 Construction Loan is BSBY Daily Floating Rate (as defined therein) plus a margin of 190 basis points, reducing to 175 basis points upon substantial completion of the construction and certain other conditions being satisfied. The weighted-average annual interest rate on borrowings under the HF-T2 Distribution Center Construction Loan was approximately 1.98% during the three months ended March 31, 2022. The obligations of the JV under this loan are guaranteed by TGD Holdings I, LLC, which is an affiliate of HF.

China Distribution Center Construction Loan

The Company entered into a 700.0  million yuan loan agreement to finance the construction of its distribution center in China which matures on September 28, 2023. The interest rate at March 31, 2022 was 4.15% and may increase or decrease over the life of the loan, and will be evaluated every 12 months. Beginning in 2021, the principal of the loan is repaid in semi-annual installments of variable amounts. The obligations of the China distribution center construction loan, entered through the Company’s Taicang Subsidiary are jointly and severally guaranteed by the Company’s China joint venture. As of March 31, 2022 and December 31, 2021, the outstanding balance under this loan included approximately $27.2 million and $28.2 million classified as current installments of long-term borrowings in the Company’s condensed consolidated balance sheets.

China Operational Loans

The Company has entered certain secured credit facilities to support the operations of its China joint venture. The balance of working capital loans was approximately $35.0 million with interest rates ranging from 1.30% to 3.50% per annum as of March 31, 2022. The balance of working capital loans as of December 31, 2021 was approximately $52.6 million with interest rates ranging from 1.00% to 3.70% per annum. The balance of loans related to a corporate office building in Shanghai was approximately $17.1 million and $17.2 million as of March 31, 2022 and December 31, 2021 with interest at 4.28% per annum, for both periods, payable at terms agreed by the lender. As of March 31, 2022 the outstanding balances classified as current borrowings in the Company’s condensed consolidated balance sheets included $20.5 million related to the working capital loans and $3.8 million related to the office building loans. As of December 31, 2021, the outstanding balances classified as current borrowings in the Company’s condensed consolidated balance sheets included $37.6 million related to the working capital loans and $4.0 million related to the office building loans.
(5)	Stockholders Equity and Stock Compensation

SHARE REPURCHASE PROGRAM

On January 31, 2022, the Company’s Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its Class A common stock, for an aggregate repurchase price not to exceed $500 million. The Share Repurchase Program expires on January 31, 2025 and does not obligate the Company to acquire any particular amount of shares. As of March 31, 2022, there was $475.0 million remaining to repurchase shares under the Share Repurchase Program.

On February 6, 2018, the Company’s Board of Directors authorized a share repurchase program for an aggregate repurchase price not to exceed $150.0 million. The program expired on February 6, 2021 with $20.0 million not executed.

The following table provides a summary the Company’s stock repurchase activities:

	Three Months Ended March 31,
	2022	2021
Shares repurchased	651,774	—
Average cost per share	$38.36	$—
Total cost of shares repurchased (in thousands):	$25,000	$—

INCENTIVE AWARD PLAN

In the three months ended March 31, 2022, the Company granted restricted stock with time-based vesting as well as performance-based awards. The performance-based awards include a market condition tied to the Company’s total shareholder return in relation to its peer companies as well as a financial performance condition tied to annual earnings per share (“EPS”) growth. The vesting and ultimate payout of performance awards is determined at the end of the three-year performance period and can vary from zero to 200% based on actual results. As of March 31, 2022, there were 2,908,699 shares available for grant as equity awards under the 2017 Incentive Award Plan if target levels are achieved for performance-based awards and 2,208,699 if maximum levels are achieved.

The Company issued the following stock-based instruments:

	Three Months Ended March 31,
	2022		2021
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value
Restricted stock	1,221,950	$38.58	406,250	$39.53
Performance-based restricted stock	116,250	$42.46	108,750	$38.95
Market-based restricted stock	116,250	$58.85	108,750	$54.34

A summary of the status and changes of the Company’s unvested shares is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2021	3,253,316	$38.97
Granted	1,454,450	40.51
Vested	(566,508)	37.13
Cancelled	(21,500)	44.38
Unvested at March 31, 2022	4,119,758	$39.74

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

For the three months ended March 31, 2022 and 2021, the Company recognized $18.0 million and $12.0 million of stock compensation expense. As of March 31, 2022, the unamortized stock compensation of $127.2 million is expected to be recognized over a weighted-average period of 2.22 years.

(6)	Earnings Per Share

Basic EPS and diluted EPS are calculated by dividing net earnings by the following: for basic EPS, the weighted-average number of common shares outstanding for the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive common shares using the treasury stock method.

The calculation of EPS is as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Net earnings attributable to Skechers U.S.A., Inc.	$121,223	$98,573

Weighted-average common shares outstanding, basic	155,996	154,818
Dilutive effect of nonvested shares	1,452	1,118
Weighted-average common shares outstanding, diluted	157,448	155,936
Anti-dilutive common shares excluded above	27	53
Net earnings per share attributable to Skechers U.S.A., Inc.
Basic	$0.78	$0.64
Diluted	$0.77	$0.63

(7)	Income Taxes

The tax provisions for the three months ended March 31, 2022 and 2021 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary. The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which the Company has operations, the applicable statutory rates range from 0.0% to 34.0%, which is on average significantly lower than the U.S. federal and state combined statutory rate of approximately 25%. The Company’s effective tax rate was 20.0% and 20.2% for the three months ended March 31, 2022 and 2021, essentially flat.

(8)	Related Party Transactions

The Skechers Foundation (the “Foundation”) is a 501(c)(3) non-profit entity and not a subsidiary or otherwise affiliated with the Company. The Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer, are officers and directors of the Foundation. During each of the three months ended March 31, 2022 and 2021, the Company made contributions of $0.5 million. In March 2021, the Company purchased two properties for $2.7 million, from an entity controlled by its President, Michael Greenberg, to facilitate future expansion of our corporate office buildings in Manhattan Beach, California. The terms of the sale were no less favorable than could be obtained from an unrelated third party.
(9)	Segment and Geographic Information

During the first quarter of 2022, the Company refined the way in which management assesses performance and allocates resources and now presents its reportable segment results as Wholesale and Direct-to-Consumer. Comparative periods have been recast to reflect these changes. Management continues to evaluate segment performance based primarily on sales and gross margin. Other costs and expenses of the Company are analyzed on an aggregate basis and not allocated to the segments. The following summarizes the Company’s operations by segment and geographic area:

Segment Information

	Three Months Ended March 31,
(in thousands)	2022	2021
Wholesale sales	$1,251,306	$943,110
Gross profit	454,960	369,565
Gross margin	36.4%	39.2%

Direct-to-Consumer sales	$568,288	$491,345
Gross profit	369,203	316,094
Gross margin	65.0%	64.3%

Total sales	$1,819,594	$1,434,455
Gross profit	824,163	685,659
Gross margin	45.3%	47.8%

(in thousands)	As of March 31, 2022	As of December 31, 2021
Identifiable assets
Wholesale	$3,804,976	$3,816,513
Direct-to-Consumer	2,740,134	2,674,767
Total	$6,545,110	$6,491,280

	Three Months Ended March 31,
(in thousands)	2022	2021
Additions to property, plant and equipment
Wholesale	$64,698	$74,134
Direct-to-Consumer	24,700	10,103
Total	$89,398	$84,237

Geographic Information

	Three Months Ended March 31,
(in thousands)	2022	2021
Geographic sales
Domestic Wholesale	$538,569	$377,238
Domestic Direct-to-Consumer	239,448	227,452
Total domestic sales	778,017	604,690

International Wholesale	712,737	565,872
International Direct-to-Consumer	328,840	263,893
Total international sales	1,041,577	829,765

Total sales	$1,819,594	$1,434,455

Regional Sales
Americas (AMER)	$946,886	$725,618
Europe, Middle East & Africa (EMEA)	441,201	295,486
Asia Pacific (APAC)	431,507	413,351
Total	$1,819,594	$1,434,455

China sales	$273,031	$250,601

(in thousands)	As of March 31, 2022	As of December 31, 2021
Property, plant and equipment, net
Domestic	$742,499	$708,763
International	441,984	420,146
Total	$1,184,483	$1,128,909

China property plant and equipment, net	$252,966	$255,421

The Company’s sales to its five largest customers accounted for approximately 10.0% and 9.5% of total sales for the three months ended March 31, 2022 and 2021.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the U.S. were $4.1 billion and $4.2 billion at March 31, 2022 and December 31, 2021. Goodwill of $93.5 million is included in the Wholesale segment as of March 31, 2022.

The Company performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable generally do not require collateral. Foreign accounts receivable are generally collateralized by letters of credit. The Company’s additions to the provision for expected credit losses for the three months ended March 31, 2022 and 2021 were $0.3 million and $0.0 million.

The Company’s accounts receivables, excluding allowances for bad debts, allowances and chargebacks, by geography are summarized as follows:

(in thousands)	As of March 31, 2022	As of December 31, 2021
Domestic Accounts Receivable	$450,865	$270,404
International Accounts Receivable	613,602	525,073

The Company’s top five manufacturers produced the following:

	Three Months Ended March 31,
(percentage of total production)	2022	2021
Manufacturer #1	17.8	18.6
Manufacturer #2	5.2	5.0
Manufacturer #3	5.0	4.8
Manufacturer #4	4.8	4.8
Manufacturer #5	4.4	4.3
	37.2	37.5

(10)	Commitments and Contingencies

In accordance with GAAP, the Company records a liability in its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of March 31, 2022, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and Notes thereto in Item 1 of this report and our annual report on Form 10-K for the year ended December 31, 2021.

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

This quarterly report on Form 10-Q contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements with regards to future revenue, projected operating results, earnings, spending, margins, cash flow, orders, expected timing of shipment of products, inventory levels, future growth or success in specific countries, categories or market sectors, continued or expected distribution to specific retailers, liquidity, capital resources and market risk, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and can be identified by the use of forward-looking language such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “could,” “may,” “might,” or any variations of such words with similar meanings. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our future performance. Factors that might cause or contribute to such differences include:

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

•	our ability to maintain our brand image and to anticipate, forecast, identify, and respond to changes in fashion trends, consumer demand for the products and other market factors;
•	the loss of any significant customers, decreased demand by industry retailers and the cancellation of order commitments;
•	our ability to remain competitive among sellers of footwear for consumers, including in the highly competitive performance footwear market;
•	global economic, political and market conditions including the challenging consumer retail market in the United States (“U.S.”) and the impact of Russia’s recent invasion of Ukraine; and
•

other factors referenced or incorporated by reference in our annual report on Form 10-K for the year ended December 31, 2021 under the captions “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

OVERVIEW

For the first quarter, sales exceeded $1.8 billion. This is a new quarterly record, reflecting the continued global demand for our product. Sales increased across both of our segments compared to the same period in 2021. This growth came despite continued headwinds, including temporary store closures and operating restrictions in some regions impacted by COVID and supply chain constraints.

Our core product philosophy of comfort, style, innovation, and quality at the right price continues to resonate with consumers, and we remain focused on delivering our comfort technology footwear as quickly as possible to meet the consumer demand.

We remain confident in the strength of our brand and the relevance of our distinct product offering. We continue to invest for growth with a focus on enhancing our global infrastructure, direct-to-consumer technologies and developing innovative footwear. Current global infrastructure investments, technology projects and activities include:

•	Expanding our e-commerce presence internationally.
•	Continuing development on our North American LEED Gold Certified distribution center and corporate headquarters expansion, which we expect to be completed in 2022 and 2024, respectively.
•	Expanding our international distribution and supply chain footprint.
•	Exploring new recycled materials to expand our sustainable product offering.

RESULTS OF OPERATIONS – FIRST QUARTER

During the first quarter of 2022, the Company realigned its reporting structure to two reportable segments, Wholesale and Direct-to-Consumer. Prior period amounts have been recast. Wholesale includes sales to department stores, family shoe stores, specialty running and sporting goods retailers, and big box club stores; franchisee and licensee third-party store operators; dedicated e-commerce retailers; and international distributors. Direct-to-Consumer includes direct sales to consumers through an integrated retail format of company-owned physical stores and digital platforms and hosted digital marketplaces in select international markets.

Selected information from our results of operations follows:

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	$	%
Sales	$1,819,594	$1,434,455	$385,139	26.8
Cost of sales	995,431	748,796	246,635	32.9
Gross profit	824,163	685,659	138,504	20.2
Gross margin	45.3%	47.8%		(250	) bps
Operating expenses
Selling	108,209	91,325	16,884	18.5
General and administrative	540,050	436,666	103,384	23.7
Total operating expenses	648,259	527,991	120,268	22.8
As a % of sales	35.6%	36.8%		(120	) bps
Earnings from operations	175,904	157,668	18,236	11.6
Operating margin	9.7%	11.0%		(130	) bps
Other expense	(5,746)	(14,174)	8,428	(59.5)
Earnings before income taxes	170,158	143,494	26,664	18.6
Income tax expense	33,992	28,985	5,007	17.3
Net earnings	136,166	114,509	21,657	18.9
Net earnings attributable to noncontrolling interests	14,943	15,936	(993)	(6.2)
Net earnings attributable to Skechers U.S.A., Inc.	$121,223	$98,573	$22,650	23.0

Sales

Sales increased $385.1 million, or 26.8%, to $1.8 billion as compared to $1.4 billion as a result of a 28.7% increase in domestic sales and a 25.5% increase in international sales, primarily driven by strength in wholesale sales. Sales increased across both segments with increases to Wholesale of 32.7% and Direct-to-Consumer of 15.7%. Sales increased overall due to improved volume and higher average selling prices.

Gross margin

Gross margin decreased 250 basis points to 45.3% compared to 47.8%, driven by higher per unit freight costs, partially offset by average selling price increases.

Operating expenses

Operating expenses increased $120.3 million, or 22.8%, to $648.3 million, and as a percentage of sales, improved 120 basis points to 35.6% compared to 36.8% in the prior year. Selling expenses increased $16.9 million, or 18.5%, to $108.2 million primarily due to higher demand creation expenditures. General and administrative expenses increased $103.4 million, or 23.7%, to $540.1 million, due to increased volume-driven labor of $61.0 million, and warehouse and distribution expenses of $11.4 million.

Other income (expense)

Other expense decreased $8.4 million to $5.7 million, primarily due to favorable gains on foreign currency exchange rates.

Income taxes

Income tax expense and the effective tax rate were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Income tax expense	$33,992	$28,985
Effective tax rate	20.0%	20.2%

Our income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0.0% to 34%, which on average is significantly lower than the U.S. federal and state combined statutory rate of approximately 25%. For the quarter, the effective tax rate remained essentially flat.

Noncontrolling interests in net income of consolidated joint ventures

Noncontrolling interests represents the share of net earnings that is attributable to our joint venture partners. Net earnings attributable to noncontrolling interests decreased $1.0 million to $14.9 million as compared to $15.9 million due to changes in the mix of joint venture results.

RESULTS OF SEGMENT OPERATIONS – FIRST QUARTER

Wholesale

	Three Months Ended March 31,			2022 vs 2021 Change			2021 vs 2020 Change
(in thousands)	2022	2021	2020	$	%		$	%
Sales	$1,251,306	$943,110	$886,145	308,196	32.7		56,965	6.4
Gross profit	454,960	369,565	333,393	85,395	23.1		36,172	10.8
Gross margin	36.4%	39.2%	37.6%		(280	) bps		160	bps

2022 to 2021 Comparison

Wholesale sales increased $308.2 million, or 32.7% to $1.3 billion, led by growth of 41.6% in the Americas and 42.0% in Europe, Middle East & Africa. Volume increased 22.7% in the number of units sold and average selling price per unit increased 8.6%.

Wholesale gross margin decreased 280 basis points to 36.4% due to higher average cost per unit, driven by increased freight costs, partially offset by average selling price increases.

2021 to 2020 Comparison

Wholesale sales increased $57.0 million, or 6.4% to $943.1 million, led by growth in Asia Pacific of 63.8%, offset by declines in Europe, Middle East & Africa and the Americas due to impacts from COVID. Volume increased 1.7% in the number of units sold and average selling price per unit increased 4.6%.

Wholesale gross margin increased 160 basis points to 39.2% due to average selling price increases partially offset by product mix.

Direct-to-Consumer

	Three Months Ended March 31,			2022 vs 2021 Change			2021 vs 2020 Change
(in thousands)	2022	2021	2020	$	%		$	%
Sales	$568,288	$491,345	$361,447	76,943	15.7		129,898	35.9
Gross profit	369,203	316,094	219,523	53,109	16.8		96,571	44.0
Gross margin	65.0%	64.3%	60.7%		60	bps		360	bps

2022 to 2021 Comparison

Direct-to-Consumer sales increased $76.9 million, or 15.7%, to $568.3 million, led by increases in Europe, Middle East & Africa of 157.3%, which lapped COVID restriction in the prior year, the Americas of 11.2% and Asia Pacific of 8.5%. Volume increased 0.5% in the number of units sold and average selling price per unit increased 15.1%.

Direct-to-Consumer gross margin increased 60 basis points to 65.0%, due to higher average selling prices from reduced promotions, partially offset by higher average per unit costs.

2021 to 2020 Comparison

Direct-to-Consumer sales increased $130.0 million, or 35.9%, to $491.3 million, driven by increases in Asia Pacific of 80.9%, which lapped COVID restrictions in 2020, and the Americas of 23.0%, offset by declines in Europe, Middle East & Africa of 39.5%. Volume increased 26.5% in the number of units sold and average selling price per unit increased 7.4%.

Direct-to-Consumer gross margin increased 360 basis points 64.3% primarily driven by higher average selling prices and reduced promotions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity outlook

Our liquidity remains strong with $589.9 million of cash and cash equivalents at March 31, 2022. Amounts held outside the U.S. were $492.5 million, or 83.5%, and approximately $159.3 million was available for repatriation to the U.S. as of March 31, 2022 without incurring additional U.S. federal income taxes and applicable non-U.S. income and withholding taxes.

We borrowed $50.2 million during the quarter on our revolving credit facility for working capital management. As of March 31, 2022, our unused credit capacity under this agreement was $685.7 million with an additional $250.0 million available through an accordion feature. We believe that anticipated cash flows from operations, existing cash and investments balances, available borrowings under our revolving credit facility, and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements for the next twelve months.

Cash Flows

Our working capital at March 31, 2022 was $2.0 billion, an increase of $0.1 billion from working capital of $1.9 billion at December 31, 2021. Our cash and cash equivalents at March 31, 2022 were $589.9 million, compared to $796.3 million at December 31, 2021. Our primary sources of operating cash are collections from customers. Our primary uses of cash are inventory purchases, selling, general and administrative expenses and capital expenditures.

Operating Activities

For the three months ended March 31, 2022, net cash used in operating activities was $134.8 million as compared to $13.8 million for the three months ended March 31, 2021. The $121.0 million increase in net cash used in operating activities primarily resulted from the timing of payments to vendors and increased receivables balances on wholesale sales, partially offset by current year reductions in inventory due to improvements of some supply chain constraints.

Investing Activities

Net cash used in investing activities was $75.2 million for the three months ended March 31, 2022 as compared to $105.5 million for the three months ended March 31, 2021. The $30.3 million decrease was primarily due to reduced net investment activity of $35.4 million.

Our capital investments remain focused on supporting our strategic growth priorities, growing our Direct-to-Consumer business, as well as expanding the presence of our brand internationally. Capital expenditures for the three months ended March 31, 2022 were $89.4 million, which included $32.3 million of investments in our expanded corporate offices domestically and in India; $27.2 million related to the expansion of our global distribution infrastructure; and $24.7 million related to investments in our retail stores and direct-to-consumer technologies. We expect our ongoing capital expenditures for the remainder of 2022 to be approximately $175.0 million to $225.0 million, which is primarily related to the expansion of our worldwide distribution capabilities, continued investments in retail and e-commerce technologies and stores, and our corporate offices in Southern California. We expect to fund ongoing capital expenses through a combination of borrowings and available cash.

Financing Activities

Net cash used in financing activities was $5.0 million during the three months ended March 31, 2022 compared to $34.8 million in net cash provided by financing activities during the three months ended March 31, 2021. The change is primarily the result of net changes in long-term borrowings of $63.3 million and repurchasing $25.0 million of common stock, partially offset by increased short-term borrowings of $51.2 million.

Capital Resources and Prospective Capital Requirements

Financing Arrangements

As of March 31, 2022, outstanding short-term and long-term borrowings were $374.3 million, of which $263.7 million relates to loans for our domestic and China distribution centers, $52.2 million relates to our operations in China, $50.2 relates to our revolving credit facility and the remainder relates to our international operations. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants related to our short-term and long-term borrowings as of the date of this quarterly report. See Note 4 – Financial Commitments of the Condensed Consolidated Financial Statements for additional information.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates did not change materially during the quarter ended March 31 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes from the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 1A. Risk Factors

Except as described below, there have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Risks Related to Economic, Political and External Factors

The Uncertainty Of Global Market Conditions May Continue To Have A Negative Impact On Our Business, Results Of Operations Or Financial Condition.

The uncertain state of global economic and political conditions, including the challenging consumer retail market, may negatively impact our business, which depends on the general economic environment and levels of consumers’ discretionary spending. If the current economic situation does not improve or if it weakens, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of sales. Furthermore, Russia’s recent invasion of Ukraine and the subsequent economic sanctions imposed by the United States, NATO and other countries may impact the economic conditions or our ability to sell products to customers in the affected region. The conflict could also have broader implications on economies outside the region, such as the global inflationary impact of a potential boycott of Russian oil and gas by other countries. If there is an unexpected decline in sales, our results of operations will depend on our ability to implement a corresponding and timely reduction in our costs and manage other aspects of our operations. These challenges include (i) managing our infrastructure, (ii) hiring and maintaining, as required, the appropriate number of qualified employees, (iii) managing inventory levels and (iv) controlling other expenses. If the uncertain global market conditions continue for a significant period or worsen, our results of operations, financial condition, and cash flows could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2022, the Board of Directors approved a $500 million share repurchase program. The program allows the Company to repurchase shares of Class A common stock from time to time and does not obligate the Company to acquire any particular amount. The following table summarizes the share repurchase activity during the quarter ended March 31, 2022.

Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Dollar Value of Shares that May Yet Be Purchased under the Program (in thousands)
January 31, 2022	—	$—	$500,000
February 28, 2022	—	—	500,000
March 31, 2022	651,774	38.36	475,000
Total	651,774	$38.36

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

101

Financial statements from the quarterly report on Form 10-Q of Skechers U.S.A., Inc. for the quarter ended March 31, 2022 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements

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

Date: May 6, 2022	SKECHERS U.S.A., INC.

	By:	/s/ John Vandemore
John Vandemore
Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)