Form 10-Q
period 2022-06-30
SKECHERS USA INC
filed 2022-08-05
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 29, 2022, 134,844,529 shares of the registrant’s Class A Common Stock, $0.001 par value per share, were outstanding.

As of July 29, 2022, 20,888,571 shares of the registrant’s Class B Common Stock, $0.001 par value per share, were outstanding.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of	As of
(in thousands)	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$751,904	$796,283
Short-term investments	105,099	98,580
Trade accounts receivable, less allowances of $53,799 and $62,684	916,784	732,793
Other receivables	55,039	80,043
Inventory	1,563,907	1,470,994
Prepaid expenses and other	177,236	193,547
Total current assets ($986,204 and $1,040,765 related to VIEs)	3,569,969	3,372,240
Property, plant and equipment, net	1,225,529	1,128,909
Operating lease right-of-use assets	1,168,385	1,224,580
Deferred tax assets	452,747	451,355
Long-term investments	89,423	145,590
Goodwill	93,497	93,497
Other assets, net	77,046	75,109
Total non-current assets ($591,827 and $608,607 related to VIEs)	3,106,627	3,119,040
TOTAL ASSETS	$6,676,596	$6,491,280
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$972,399	$876,342
Accrued expenses	258,640	265,420
Operating lease liabilities	223,230	225,658
Current installments of long-term borrowings	73,414	76,967
Short-term borrowings	—	1,195
Total current liabilities ($520,979 and $601,929 related to VIEs)	1,527,683	1,445,582
Long-term operating lease liabilities	1,049,330	1,094,748
Long-term borrowings	253,260	263,445
Deferred tax liabilities	9,712	11,820
Other long-term liabilities	118,507	133,613
Total non-current liabilities ($345,658 and $368,994 related to VIEs)	1,430,809	1,503,626
Total liabilities	2,958,492	2,949,208
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred Stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.001 par value; 500,000 shares authorized; 134,845 and 135,107 shares issued and outstanding	135	135
Class B Common Stock, $0.001 par value; 75,000 shares authorized; 20,889 and 20,939 shares issued and outstanding	21	21
Additional paid-in capital	402,360	429,608
Accumulated other comprehensive loss	(75,784)	(48,323)
Retained earnings	3,089,530	2,877,903
Skechers U.S.A., Inc. equity	3,416,262	3,259,344
Noncontrolling interests	301,842	282,728
Total stockholders' equity	3,718,104	3,542,072
TOTAL LIABILITIES AND EQUITY	$6,676,596	$6,491,280

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Sales	$1,867,804	$1,661,871	$3,687,398	$3,096,326
Cost of sales	970,225	808,279	1,965,656	1,557,075
Gross profit	897,579	853,592	1,721,742	1,539,251
Operating expenses
Selling	166,609	141,470	274,818	232,795
General and administrative	576,812	510,912	1,116,862	947,578
Total operating expenses	743,421	652,382	1,391,680	1,180,373
Earnings from operations	154,158	201,210	330,062	358,878
Other income (expense)	(19,259)	2,158	(25,005)	(12,016)
Earnings before income taxes	134,899	203,368	305,057	346,862
Income tax expense	28,739	41,545	62,731	70,530
Net earnings	106,160	161,823	242,326	276,332
Less: Net earnings attributable to noncontrolling interests	15,756	24,454	30,699	40,390
Net earnings attributable to Skechers U.S.A., Inc.	$90,404	$137,369	$211,627	$235,942
Net earnings per share attributable to Skechers U.S.A., Inc.
Basic	$0.58	$0.88	$1.36	$1.52
Diluted	$0.58	$0.88	$1.35	$1.51
Weighted-average shares used in calculating net earnings per share attributable to Skechers U.S.A., Inc.
Basic	155,941	155,561	155,969	155,196
Diluted	156,748	156,674	157,074	156,321

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net earnings	$106,160	$161,823	$242,326	$276,332
Other comprehensive income, net of tax
Net unrealized gain (loss) on derivative contract	1,254	(129)	7,097	1,623
Gain (loss) on foreign currency translation adjustment	(42,229)	3,012	(40,740)	(9,493)
Comprehensive income	65,185	164,706	208,683	268,462
Less: Comprehensive income attributable to noncontrolling interests	3,743	25,978	23,764	40,225
Comprehensive income attributable to Skechers U.S.A., Inc.	$61,442	$138,728	$184,919	$228,237

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Shares		Amount			Accumulated
	Class A	Class B	Class A	Class B	Additional	other		Skechers		Total
	Common	Common	Common	Common	paid-in	comprehensive	Retained	U.S.A., Inc.	Noncontrolling	stockholders'
(in thousands)	Stock	Stock	Stock	Stock	capital	loss	earnings	equity	interests	equity
Balance at March 31, 2022	134,829	20,939	$135	$21	$415,357	$(46,822)	$2,999,126	$3,367,817	$298,099	$3,665,916
Net earnings	—	—	—	—	—	—	90,404	90,404	15,756	106,160
Foreign currency translation adjustment	—	—	—	—	—	(28,962)	—	(28,962)	(13,267)	(42,229)
Net unrealized gain on derivative contract	—	—	—	—	—	—	—	—	1,254	1,254
Stock compensation expense	—	—	—	—	15,828	—	—	15,828	—	15,828
Proceeds from the employee stock purchase plan	144	—	—	—	4,836	—	—	4,836	—	4,836
Shares issued under the incentive award plan	692	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(234)	—	—	—	(9,429)	—	—	(9,429)	—	(9,429)
Repurchases of common stock	(636)	—	(1)	—	(24,231)	—	—	(24,232)	—	(24,232)
Conversion of Class B Common Stock into Class A Common Stock	50	(50)	—	—	—	—	—	—	—	—
Balance at June 30, 2022	134,845	20,889	$135	$21	$402,360	$(75,784)	$3,089,530	$3,416,262	$301,842	$3,718,104

Balance at March 31, 2021	134,172	20,949	$134	$21	$377,350	$(36,349)	$2,234,973	$2,576,129	$255,417	$2,831,546
Net earnings	—	—	—	—	—	—	137,369	137,369	24,454	161,823
Foreign currency translation adjustment	—	—	—	—	—	1,359	—	1,359	1,653	3,012
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(750)	(750)
Net unrealized loss on derivative contract	—	—	—	—	—	—	—	—	(129)	(129)
Stock compensation expense	—	—	—	—	14,645	—	—	14,645	—	14,645
Proceeds from the employee stock purchase plan	141	—	—	—	4,027	—	—	4,027	—	4,027
Shares issued under the incentive award plan	572	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(1)	—	—	—	(70)	—	—	(70)	—	(70)
Balance at June 30, 2021	134,884	20,949	$135	$21	$395,951	$(34,990)	$2,372,342	$2,733,459	$280,645	$3,014,104

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Shares		Amount			Accumulated
	Class A	Class B	Class A	Class B	Additional	other		Skechers		Total
	Common	Common	Common	Common	paid-in	comprehensive	Retained	U.S.A., Inc.	Noncontrolling	stockholders'
(in thousands)	Stock	Stock	Stock	Stock	capital	loss	earnings	equity	interests	equity
Balance at December 31, 2021	135,107	20,939	$135	$21	$429,608	$(48,323)	$2,877,903	$3,259,344	$282,728	$3,542,072
Net earnings	—	—	—	—	—	—	211,627	211,627	30,699	242,326
Foreign currency translation adjustment	—	—	—	—	—	(27,461)	—	(27,461)	(13,279)	(40,740)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,650)	(4,650)
Net unrealized gain on derivative contract	—	—	—	—	753	—	—	753	6,344	7,097
Stock compensation expense	—	—	—	—	33,796	—	—	33,796	—	33,796
Proceeds from the employee stock purchase plan	144	—	—	—	4,836	—	—	4,836	—	4,836
Shares issued under the incentive award plan	1,258	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(427)	—	—	—	(17,401)	—	—	(17,401)	—	(17,401)
Repurchases of common stock	(1,287)	—	(1)	—	(49,231)	—	—	(49,232)	—	(49,232)
Conversion of Class B Common Stock into Class A Common Stock	50	(50)	—	—	—	—	—	—	—	—
Balance at June 30, 2022	134,845	20,889	$135	$21	$402,360	$(75,784)	$3,089,530	$3,416,262	$301,842	$3,718,104

Balance at December 31, 2020	133,618	21,016	$134	$21	$372,165	$(27,285)	$2,136,400	$2,481,435	$244,228	$2,725,663
Net earnings	—	—	—	—	—	—	235,942	235,942	40,390	276,332
Foreign currency translation adjustment	—	—	—	—	—	(7,705)	—	(7,705)	(1,788)	(9,493)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	14	14
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(750)	(750)
Purchase of noncontrolling interest	—	—	—	—	(6,856)	—	—	(6,856)	(3,072)	(9,928)
Net unrealized gain on derivative contract	—	—	—	—	—	—	—	—	1,623	1,623
Stock compensation expense	—	—	—	—	26,686	—	—	26,686	—	26,686
Proceeds from the employee stock purchase plan	141	—	—	—	4,027	—	—	4,027	—	4,027
Shares issued under the incentive award plan	1,059	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(1)	—	—	—	(70)	—	—	(70)	—	(70)
Conversion of Class B Common Stock into Class A Common Stock	67	(67)	—	—	—	—	—	—	—	—
Balance at June 30, 2021	134,884	20,949	$135	$21	$395,951	$(34,990)	$2,372,342	$2,733,459	$280,645	$3,014,104

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net earnings	$242,326	$276,332
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	72,032	66,649
Provision for bad debts and returns	9,542	12,563
Stock compensation	33,796	26,686
Deferred income taxes	(4,110)	1,764
Net foreign currency adjustments	12,336	(6,148)
Changes in operating assets and liabilities
Receivables	(210,229)	(156,551)
Inventory	(125,485)	(41,866)
Other assets	10,766	49,108
Accounts payable	118,667	87,345
Other liabilities	(4,932)	1,279
Net cash provided by operating activities	154,709	317,161
Cash flows from investing activities
Capital expenditures	(163,511)	(146,219)
Purchases of investments	(32,770)	(122,748)
Proceeds from sales and maturities of investments	82,418	101,759
Net cash used in investing activities	(113,863)	(167,208)
Cash flows from financing activities
Net proceeds from the employee stock purchase plan	4,836	4,027
Repayments on long-term borrowings	(29,777)	(477,835)
Proceeds from long-term borrowings	16,040	57,629
Net repayments on short-term borrowings	(1,195)	(2,722)
Payments for employee taxes related to stock compensation	(17,401)	(70)
Repurchases of common stock	(49,232)	—
Purchase of noncontrolling interests	—	(9,928)
Contributions from noncontrolling interests	—	14
Distributions to noncontrolling interests	(4,650)	(750)
Net cash used in financing activities	(81,379)	(429,635)
Effect of exchange rate changes on cash and cash equivalents	(3,846)	211
Net change in cash and cash equivalents	(44,379)	(279,471)
Cash and cash equivalents at beginning of the period	796,283	1,370,826
Cash and cash equivalents at end of the period	$751,904	$1,091,355

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$8,855	$7,354
Income taxes, net	50,817	53,610
Non-cash transactions
ROU assets exchanged for lease liabilities	154,448	72,833

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

DERIVATIVE INSTRUMENTS

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Company uses an interest rate swap as part of its interest rate risk management strategy. The Company’s interest rate swap, designated as a cash flow hedge, involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. By utilizing an interest rate swap, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of June 30, 2022, all counterparties to the interest rate swap had performed in accordance with their contractual obligations.

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
(2)	Cash, Cash Equivalents, Short-term and Long-term Investments

The following tables show the Company’s cash, cash equivalents, short-term and long-term investments by significant investment category:

	As of June 30, 2022
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$633,767	$633,767	$633,767	$—	$—
Level 1
Money market funds	118,137	118,137	118,137	—	—
U.S. Treasury securities	20,132	20,132	—	11,419	8,713
Total level 1	138,269	138,269	118,137	11,419	8,713
Level 2
Corporate notes and bonds	109,172	109,172	—	89,335	19,837
Asset-backed securities	14,495	14,495	—	4,345	10,150
Mutual funds	50,723	50,723	—	—	50,723
Total level 2	174,390	174,390	—	93,680	80,710
Total	$946,426	$946,426	$751,904	$105,099	$89,423

	As of December 31, 2021
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$664,220	$664,220	$664,220	$—	$—
Level 1
Money market funds	132,063	132,063	132,063	—	—
U.S. Treasury securities	25,437	25,437	—	8,896	16,541
Total level 1	157,500	157,500	132,063	8,896	16,541
Level 2
Corporate notes and bonds	148,373	148,373	—	84,783	63,590
Asset-backed securities	17,180	17,180	—	4,901	12,279
Mutual funds	53,180	53,180	—	—	53,180
Total level 2	218,733	218,733	—	89,684	129,049
Total	$1,040,453	$1,040,453	$796,283	$98,580	$145,590

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
(3)	Accrued Expenses

Accrued expenses were as follows:

	As of	As of
(in thousands)	June 30, 2022	December 31, 2021
Accrued payroll, taxes, and other	$137,248	$143,295
Return reserve liability	63,452	68,944
Accrued inventory purchases	57,940	53,181
Accrued expenses	$258,640	$265,420

(4)	Financial Commitments

The Company had $3.0 million and $17.2 million of outstanding letters of credit as of June 30, 2022 and December 31, 2021, no short-term borrowings as of June 30, 2022, and $1.2 million in short-term borrowings as of December 31, 2021. Interest expense was $4.6 million and $3.4 million for the three months ended June 30, 2022 and 2021 and $9.1 million and $7.5 million for six months ended June 30, 2022 and 2021.

Long-term borrowings were as follows:

	As of	As of
(in thousands)	June 30, 2022	December 31, 2021
HF-T1 Distribution Center Loan	$129,505	$129,505
HF-T2 Distribution Center Construction Loan	65,722	57,227
China Distribution Center Construction Loan	66,352	75,621
China Operational Loans	57,108	69,796
Other	7,987	8,263
Subtotal	326,674	340,412
Less: Current installments	73,414	76,967
Total long-term borrowings	$253,260	$263,445

Revolving Credit Facility

The Company maintains a revolving credit facility to manage liquidity; including working capital and capital expenditures. On December 15, 2021, the Company amended its $500.0 million senior, unsecured revolving credit agreement dated November 21, 2019 (the “Amended Credit Agreement”). The Amended Credit Agreement expands its senior, unsecured credit facility to $750.0 million, which may be increased by up to $250.0 million under certain conditions and provides for the issuance of letters of credit up to a maximum of $100.0 million and swingline loans up to a maximum of $50.0 million. The Amended Credit Agreement extends the maturity date of the credit agreement, which was due to expire on November 21, 2024, to December 15, 2026. The Company had approximately $50.2 million in short-term borrowings as of March 31, 2022 on its revolving credit facility which it fully repaid during the second quarter of 2022. The weighted-average annual interest rate on borrowings was approximately 1.70% during the six months ended June 30, 2022. The unused credit capacity was $747.0 million and $732.8 million as of June 30, 2022 and December 31, 2021.

The Company is required to maintain a maximum total adjusted net leverage ratio of 3.75:1, except in the event of an acquisition in which case the ratio may be increased at the Company’s election to 4.25:1 for the quarter in which such acquisition occurs and for the next three quarters thereafter. The Company was in compliance with the financial covenants as of June 30, 2022.

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

The Interest Rate Swap involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of both June 30, 2022 and December 31, 2021, the Interest Rate Swap had an aggregate notional amount of $129.5 million. Under the terms of the Swap Agreement Amendment, the Company will pay a weighted-average fixed rate of 0.795% on the notional amount and receive payments from the counterparty based on the 30-day LIBOR rate, effectively modifying the Company’s exposure to interest rate risk by converting floating-rate debt to a fixed rate of 4.08%.

HF-T2 Distribution Center Construction Loan

To finance the expansion of the Company’s North American distribution center, the JV, through HF Logistics-SKX T2, LLC, a wholly-owned subsidiary of the JV (“HF-T2”) entered into a construction loan agreement of up to $73.0 million which matures on April 3, 2025. Under the 2020 Construction Loan Agreement, the interest rate per annum on the HF-T2 2020 Construction Loan is BSBY Daily Floating Rate (as defined therein) plus a margin of 190 basis points, reducing to 175 basis points upon substantial completion of the construction and certain other conditions being satisfied. The weighted-average annual interest rate on borrowings under the HF-T2 Distribution Center Construction Loan was approximately 2.40% during the six months ended June 30, 2022. The obligations of the JV under this loan are guaranteed by TGD Holdings I, LLC, which is an affiliate of HF.

China Distribution Center Construction Loan

The Company entered into a 700.0  million yuan loan agreement to finance the construction of its distribution center in China which matures on September 28, 2023. The interest rate at June 30, 2022 was 4.00% and may increase or decrease over the life of the loan, and will be evaluated every 12 months. Beginning in 2021, the principal of the loan is repaid in semi-annual installments of variable amounts. The obligations of the China distribution center construction loan, entered through the Company’s Taicang Subsidiary are jointly and severally guaranteed by the Company’s China joint venture. As of June 30, 2022 and December 31, 2021, the outstanding balance under this loan included approximately $33.3 million and $28.2 million classified as current installments of long-term borrowings in the Company’s condensed consolidated balance sheets.

China Operational Loans

The Company has entered certain secured credit facilities to support the operations of its China joint venture. The balance of working capital loans was approximately $42.6 million with interest rates ranging from 1.63% to 2.83% per annum as of June 30, 2022. The balance of working capital loans as of December 31, 2021 was approximately $52.6 million with interest rates ranging from 1.00% to 3.70% per annum. The balance of loans related to a corporate office building in Shanghai was approximately $14.5 million, with interest at 4.13% per annum, as of June 30, 2022 and $17.2 million as of December 31, 2021, with interest at

4.28% per annum, payable at terms agreed by the lender. As of June 30, 2022 the outstanding balances classified as current borrowings in the Company’s condensed consolidated balance sheets included $28.4 million related to the working capital loans and $4.2 million related to the office building loans. As of December 31, 2021, the outstanding balances classified as current borrowings in the Company’s condensed consolidated balance sheets included $37.6 million related to the working capital loans and $4.0 million related to the office building loans.
(5)	Stockholders Equity and Stock Compensation

SHARE REPURCHASE PROGRAM

On January 31, 2022, the Company’s Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its Class A common stock, for an aggregate repurchase price not to exceed $500 million. The Share Repurchase Program expires on January 31, 2025 and does not obligate the Company to acquire any particular amount of shares. As of June 30, 2022, there was $450.8 million remaining to repurchase shares under the Share Repurchase Program.

The following table provides a summary the Company’s stock repurchase activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares repurchased	635,712	—	1,287,486	—
Average cost per share	$38.12	$—	$38.24	$—
Total cost of shares repurchased (in thousands):	$24,232	$—	$49,232	$—

INCENTIVE AWARD PLAN

In the six months ended June 30, 2022, the Company granted restricted stock with time-based vesting as well as performance-based awards. The performance-based awards include a market condition tied to the Company’s total shareholder return in relation to its peer companies as well as a financial performance condition tied to annual earnings per share (“EPS”) growth. The vesting and ultimate payout of performance awards is determined at the end of the three-year performance period and can vary from zero to 200% based on actual results. As of June 30, 2022, there were 2,835,299 shares available for grant as equity awards under the 2017 Incentive Award Plan if target levels are achieved for performance-based awards and 2,135,299 if maximum levels are achieved.

The Company issued the following stock-based instruments:

	Six Months Ended June 30,
	2022		2021
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value
Restricted stock	1,314,850	$38.57	699,300	$43.40
Performance-based restricted stock	116,250	$42.46	108,750	$38.95
Market-based restricted stock	116,250	$58.85	108,750	$54.34

A summary of the status and changes of the Company’s unvested shares is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2021	3,253,316	$38.97
Granted	1,547,350	40.39
Vested	(1,256,281)	36.09
Cancelled	(41,000)	41.18
Unvested at June 30, 2022	3,503,385	$40.60

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

For the three months ended June 30, 2022 and 2021, the Company recognized $15.1 million and $13.9 million of incentive stock compensation expense. For the six months ended June 30, 2022 and 2021, the Company recognized $32.3 million and $25.5 million of incentive stock compensation expense. As of June 30, 2022, the unamortized stock compensation of $114.9 million is expected to be recognized over a weighted-average period of 2.24 years.

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

For each of the three months ended June 30, 2022 and 2021, the Company recognized $0.7 million of ESPP stock compensation expense. For the six months ended June 30, 2022 and 2021, the Company recognized $1.5 million and $1.2 million of ESPP stock compensation expense. As of June 30, 2022, there were 3,914,503 shares available for sale under the 2018 ESPP.

(6)	Earnings Per Share

Basic EPS and diluted EPS are calculated by dividing net earnings by the following: for basic EPS, the weighted-average number of common shares outstanding for the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive common shares using the treasury stock method.

The calculation of EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net earnings attributable to Skechers U.S.A., Inc.	$90,404	$137,369	$211,627	$235,942

Weighted-average common shares outstanding, basic	155,941	155,561	155,969	155,196
Dilutive effect of nonvested shares	807	1,113	1,105	1,125
Weighted-average common shares outstanding, diluted	156,748	156,674	157,074	156,321
Anti-dilutive common shares excluded above	67	10	37	35
Net earnings per share attributable to Skechers U.S.A., Inc.
Basic	$0.58	$0.88	$1.36	$1.52
Diluted	$0.58	$0.88	$1.35	$1.51

(7)	Income Taxes

The tax provisions for the three and six months ended June 30, 2022 and 2021 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary. The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which the Company has operations, the applicable statutory rates range from 0.0% to 34.0%, which is on average significantly lower than the U.S. federal and state combined statutory rate of approximately 25%. The Company’s effective tax rate was 21.3% and 20.4% for the three months ended June 30, 2022 and 2021 and 20.6% and 20.3% for the six months ended June 30, 2022 and 2021 The minor increases for both the three and six month rates are the result of additional withholding taxes on certain foreign distributions.

(8)	Related Party Transactions

The Skechers Foundation (the “Foundation”) is a 501(c)(3) non-profit entity and not a subsidiary or otherwise affiliated with the Company. The Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer, are officers and directors of the Foundation. During each of the three months ended June 30, 2022 and 2021, the Company made contributions of $0.5 million, and contributions of $1.0 million for each of the six-month periods ended June 30, 2022 and 2021. In March 2021, the Company purchased two properties for $2.7 million, from an entity controlled by its President, Michael Greenberg, to facilitate future expansion of our corporate office buildings in Manhattan Beach, California. The terms of the sale were no less favorable than could be obtained from an unrelated third party.

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

Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Wholesale sales	$1,140,325	$964,228	$2,391,631	$1,907,338
Gross profit	414,479	379,426	869,439	748,992
Gross margin	36.3%	39.4%	36.4%	39.3%

Direct-to-Consumer sales	$727,479	$697,643	$1,295,767	$1,188,988
Gross profit	483,100	474,166	852,303	790,259
Gross margin	66.4%	68.0%	65.8%	66.5%

Total sales	$1,867,804	$1,661,871	$3,687,398	$3,096,326
Gross profit	897,579	853,592	1,721,742	1,539,251
Gross margin	48.1%	51.4%	46.7%	49.7%

(in thousands)	As of June 30, 2022	As of December 31, 2021
Identifiable assets
Wholesale	$3,813,653	$3,816,513
Direct-to-Consumer	2,862,943	2,674,767
Total	$6,676,596	$6,491,280

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Additions to property, plant and equipment
Wholesale	$49,965	$51,059	$114,663	$125,193
Direct-to-Consumer	24,148	10,923	48,848	21,026
Total	$74,113	$61,982	$163,511	$146,219

Geographic Information

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Geographic sales
Domestic Wholesale	$521,041	$401,277	$1,059,610	$778,515
Domestic Direct-to-Consumer	319,508	326,981	558,956	554,433
Total domestic sales	840,549	728,258	1,618,566	1,332,948

International Wholesale	619,284	562,951	1,332,021	1,128,823
International Direct-to-Consumer	407,971	370,662	736,811	634,555
Total international sales	1,027,255	933,613	2,068,832	1,763,378

Total sales	$1,867,804	$1,661,871	$3,687,398	$3,096,326

Regional Sales
Americas (AMER)	$1,033,879	$855,240	$1,980,765	$1,580,858
Europe, Middle East & Africa (EMEA)	374,566	348,080	815,767	643,566
Asia Pacific (APAC)	459,359	458,551	890,866	871,902
Total	$1,867,804	$1,661,871	$3,687,398	$3,096,326

China sales	$254,917	$316,872	$527,948	$567,474

(in thousands)	As of June 30, 2022	As of December 31, 2021
Property, plant and equipment, net
Domestic	$780,329	$708,763
International	445,200	420,146
Total	$1,225,529	$1,128,909

China property plant and equipment, net	$250,529	$255,421

The Company’s sales to its five largest customers accounted for approximately 11.1% and 9.0% of total sales for the three months ended June 30, 2022 and 2021, and for the six months ended June 30, 2022 and 2021 were 10.2% and 8.3%.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the U.S. were $4.1 billion and $4.2 billion at June 30, 2022 and December 31, 2021. Goodwill of $93.5 million is included in the Wholesale segment as of June 30, 2022.

The Company performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable generally do not require collateral. Foreign accounts receivable are generally collateralized by letters of credit. The Company’s additions to the provision for expected credit losses for the three months ended June 30, 2022 and 2021 were $0.7 million and $0.3 million and for the six months ended June 30, 2022 and 2021 were $1.0 million and $0.3 million.

The Company’s accounts receivables, excluding allowances for bad debts, allowances and chargebacks, by geography are summarized as follows:

(in thousands)	As of June 30, 2022	As of December 31, 2021
Domestic Accounts Receivable	$393,644	$270,404
International Accounts Receivable	576,939	525,073

The Company’s top five manufacturers produced the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(percentage of total production)	2022	2021	2022	2021
Manufacturer #1	16.1	17.0	16.9	17.9
Manufacturer #2	6.3	7.3	5.6	6.1
Manufacturer #3	6.1	5.0	5.6	4.9
Manufacturer #4	6.0	4.8	5.1	4.8
Manufacturer #5	5.0	4.6	4.7	4.3
	39.5	38.7	37.9	38.0

(10)	Commitments and Contingencies

In accordance with GAAP, the Company records a liability in its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of June 30, 2022, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

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
•

global economic, political and market conditions including the effects of inflation around the world, challenging consumer retail market in the United States (“U.S.”) and the impact of Russia’s war with Ukraine; and

•

other factors referenced or incorporated by reference in our annual report on Form 10-K for the year ended December 31, 2021 under the captions “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

OVERVIEW

Sales exceeded $1.8 billion in the second quarter. This is a new quarterly sales record, reflecting the continued broad-based demand for our product. Sales increased across both of our segments compared to the same period in 2021. This global growth came despite ongoing challenges, including COVID-related temporary store closures and operating restrictions, shipping delays, and macroeconomic volatility.

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

We remain confident in the strength of our brand and the relevance of our distinct product offering. We continue to invest for growth with a focus on enhancing our global infrastructure, direct-to-consumer technologies and developing innovative footwear. Current global infrastructure investments, technology projects and activities include:

•	Expanding our e-commerce presence internationally.
•	Completing the expansion, in July, of our North American LEED Gold Certified distribution center to increase capacity.
•	Continuing development on our LEED Gold Certified corporate headquarters expansion, which we expect to be completed in 2024.
•	Expanding our international distribution and supply chain footprint.
•	Exploring new recycled materials to expand our sustainable product offering.

RESULTS OF OPERATIONS – SECOND QUARTER

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

Selected information from our results of operations follows:

	Three Months Ended June 30,		Change
(in thousands)	2022	2021	$	%
Sales	$1,867,804	$1,661,871	205,933	12.4
Cost of sales	970,225	808,279	161,946	20.0
Gross profit	897,579	853,592	43,987	5.2
Gross margin	48.1%	51.4%		(330	)bps
Operating expenses
Selling	166,609	141,470	25,139	17.8
General and administrative	576,812	510,912	65,900	12.9
Total operating expenses	743,421	652,382	91,039	14.0
As a % of sales	39.8%	39.3%		50	bps
Earnings from operations	154,158	201,210	(47,052)	(23.4)
Operating margin	8.3%	12.1%		(390	)bps
Other income (expense)	(19,259)	2,158	(21,417)	n/m
Earnings before income taxes	134,899	203,368	(68,469)	(33.7)
Income tax expense	28,739	41,545	(12,806)	(30.8)
Net earnings	106,160	161,823	(55,663)	(34.4)
Net earnings attributable to noncontrolling interests	15,756	24,454	(8,698)	(35.6)
Net earnings attributable to Skechers U.S.A., Inc.	$90,404	$137,369	(46,965)	(34.2)

Sales

Sales increased $205.9 million, or 12.4%, to $1.9 billion as compared to $1.7 billion as a result of a 15.4% increase in domestic sales and a 10.0% increase in international sales, primarily driven by strength in wholesale sales. Sales increased across both segments including Wholesale growth of 18.3% and Direct-to-Consumer growth of 4.3%. Sales increased overall due to improved volume and higher average selling prices.

Gross margin

Gross margin decreased 330 basis points to 48.1% compared to 51.4%, primarily driven by higher per unit freight costs and a higher proportion of wholesale sales, partially offset by average selling price increases.

Operating expenses

Operating expenses increased $91.0 million, or 14.0%, to $743.4 million, and as a percentage of sales, increased 50 basis points to 39.8% compared to 39.3% in the prior year. Selling expenses increased $25.1 million, or 17.8%, to $166.6 million primarily due to higher demand creation expenditures. General and administrative expenses increased $65.9 million, or 12.9%, to $576.8 million, primarily due to volume-driven increases in labor and warehouse and distribution expenses of $25.4 million, as well as higher rent and store operating costs of $10.8 million.

Other income (expense)

Other expense of $19.3 million changed $21.4 million from other income of $2.2 million, primarily due to unfavorable losses on foreign currency exchange rates, largely in Europe.

Income taxes

Income tax expense and the effective tax rate were as follows:

	Three Months Ended June 30,
(in thousands)	2022	2021
Income tax expense	$28,739	$41,545
Effective tax rate	21.3%	20.4%

Our income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0.0% to 34%, which on average is significantly lower than the U.S. federal and state combined statutory rate of approximately 25%. For the quarter, the increase in the effective tax rate primarily reflects additional withholding taxes on certain foreign distributions.

Noncontrolling interests in net income of consolidated joint ventures

Noncontrolling interests represents the share of net earnings that is attributable to our joint venture partners. Net earnings attributable to noncontrolling interests decreased $8.7 million to $15.8 million as compared to $24.5 million, primarily due to lower earnings by our joint ventures, predominantly China, due to impacts of COVID-related restrictions.

RESULTS OF SEGMENT OPERATIONS – SECOND QUARTER

Wholesale

	Three Months Ended June 30,			2022 vs 2021 Change			2021 vs 2020 Change
(in thousands)	2022	2021	2020	$	%		$	%
Sales	$1,140,325	$964,228	$385,862	176,097	18.3		578,366	149.9
Gross profit	414,479	379,426	154,574	35,053	9.2		224,852	145.5
Gross margin	36.3%	39.4%	40.1%		(300	)bps		(70	)bps

2022 to 2021 Comparison

Wholesale sales increased $176.1 million, or 18.3% to $1.1 billion, led by growth of 34.9% in the Americas. Volume increased 14.8% in the number of units sold and average selling price per unit increased 3.1%.

Wholesale gross margin decreased 300 basis points to 36.3% due to higher average cost per unit, driven by increased freight costs, partially offset by average selling price increases.

2021 to 2020 Comparison

Wholesale sales increased $578.4 million, or 149.9% to $964.2 million, as a result of growth across all regions which experienced COVID restrictions in 2020. Growth was 207.5% in the Americas, 148.7% in Europe, Middle East & Africa, and 77.6% in Asia Pacific. Volume increased 143.1% in the number of units sold and average selling price per unit increased 3.1%.

Wholesale gross margin decreased 70 basis points to 39.4% primarily due to higher average per unit costs, partially offset by average selling price increases.

Direct-to-Consumer

	Three Months Ended June 30,			2022 vs 2021 Change			2021 vs 2020 Change
(in thousands)	2022	2021	2020	$	%		$	%
Sales	$727,479	$697,643	$346,209	29,836	4.3		351,434	101.5
Gross profit	483,100	474,166	216,590	8,934	1.9		257,576	118.9
Gross margin	66.4%	68.0%	62.6%		(160	)bps		540	bps

2022 to 2021 Comparison

Direct-to-Consumer sales increased $29.8 million, or 4.3%, to $727.5 million, led by increases in the Americas of 3.7%, Europe, Middle East & Africa of 13.5%, and Asia Pacific of 2.7%. Volume was essentially flat with a decrease of 1.0% in the number of units sold and average selling price per unit increased 5.3%.

Direct-to-Consumer gross margin decreased 160 basis points to 66.4%, primarily due to higher average per unit costs, partially offset by average selling price increases.

2021 to 2020 Comparison

Direct-to-Consumer sales increased $351.4 million, or 101.5%, to $697.6 million, driven by increases across all regions which experienced COVID restrictions in 2020. Growth was 127.6% in the Americas, 439.7% in Europe, Middle East & Africa, and 48.6% in Asia Pacific. Volume increased 66.2% in the number of units sold and average selling price per unit increased 21.1%.

Direct-to-Consumer gross margin increased 540 basis points to 68.0% primarily driven by higher average selling prices, partially offset by higher average per unit costs.

RESULTS OF OPERATIONS – SIX MONTHS

Selected information from our results of operations follows:

	Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%
Sales	$3,687,398	$3,096,326	591,072	19.1
Cost of sales	1,965,656	1,557,075	408,581	26.2
Gross profit	1,721,742	1,539,251	182,491	11.9
Gross margin	46.7%	49.7%		(300	)bps
Operating expenses
Selling	274,818	232,795	42,023	18.1
General and administrative	1,116,862	947,578	169,284	17.9
Total operating expenses	1,391,680	1,180,373	211,307	17.9
As a % of sales	37.7%	38.1%		(40	)bps
Earnings from operations	330,062	358,878	(28,816)	(8.0)
Operating margin	9.0%	11.6%		(260	)bps
Other expense	(25,005)	(12,016)	(12,989)	108.1
Earnings before income taxes	305,057	346,862	(41,805)	(12.1)
Income tax expense	62,731	70,530	(7,799)	(11.1)
Net earnings	242,326	276,332	(34,006)	(12.3)
Net earnings attributable to noncontrolling interests	30,699	40,390	(9,691)	(24.0)
Net earnings attributable to Skechers U.S.A., Inc.	$211,627	$235,942	(24,315)	(10.3)

Sales

Sales increased $0.6 billion, or 19.1%, to $3.7 billion as compared to $3.1 billion as a result of a 21.4% increase in domestic sales and a 17.3% increase in international sales, primarily driven by strength in wholesale sales. Sales grew across both segments with increases to Wholesale of 25.4% and Direct-to-Consumer of 9.0%. Sales increased overall due to improved volume and higher average selling prices.

Gross margin

Gross margin decreased 300 basis points to 46.7% compared to 49.7%, primarily driven by higher per unit freight costs and a higher proportion of wholesale sales, partially offset by average selling price increases.

Operating expenses

Operating expenses increased $211.3 million, or 17.9%, to $1.4 billion, and as a percentage of sales, improved 40 basis points to 37.7% compared to 38.1% in the prior year. Selling expenses increased $42.0 million, or 18.1%, to $274.8 million from $232.8 million primarily due to higher demand creation expenditures. General and administrative expenses increased $169.3 million, or 17.9%, to $1.1 billion, primarily due to higher labor and incentive compensation costs of $82.8 million, rent of $15.6 million, and volume-driven warehouse and distribution expenses of $14.9 million.

Other income (expense)

Other expense increased $13.0 million to $25.0 million as compared to $12.0 million, primarily due to unfavorable losses on foreign currency exchange rates in Europe, Middle East & Africa.

Income taxes

Income tax expense and the effective tax rate were as follows:

	Six Months Ended June 30,
(in thousands)	2022	2021
Income tax expense	$62,731	$70,530
Effective tax rate	20.6%	20.3%

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0.0% to 34.0%, which on average are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 25%. Year-to-date, the effective tax rate was essentially flat.

Noncontrolling interest in net income of consolidated joint ventures

Noncontrolling interest represents the share of net earnings that is attributable to our joint venture partners. Net earnings attributable to noncontrolling interest decreased $9.7 million to $30.7 million as compared to $40.4 million, primarily due to lower earnings by our joint ventures, predominantly China, due to impacts of COVID-related restrictions.

RESULTS OF SEGMENT OPERATIONS – SIX MONTHS

Wholesale

	Six Months Ended June 30,			2022 vs 2021 Change			2021 vs 2020 Change
(in thousands)	2022	2021	2020	$	%		$	%
Sales	$2,391,631	$1,907,338	$1,272,007	484,293	25.4		635,331	49.9
Gross profit	869,439	748,992	487,966	120,447	16.1		261,026	53.5
Gross margin	36.4%	39.3%	38.4%		(290	)bps		90	bps

2022 to 2021 Comparison

Wholesale sales increased $0.5 billion, or 25.4% to $2.4 billion, driven primarily by growth of 38.2% in the Americas and Europe, Middle East & Africa of 24.0%. Volume increased 18.8% in the number of units sold and average selling price per unit increased 5.9%.

Wholesale gross margin decreased 290 basis points to 36.4% due to higher average cost per unit, primarily driven by increased freight costs, partially offset by average selling price increases.

2021 to 2020 Comparison

Wholesale sales increased $0.6 billion, or 49.9% to $1.9 billion, as a result of growth across the Americas of 51.4%, Europe, Middle East & Africa of 35.4% and Asia Pacific of 70.5% which were impacted by 2020 COVID-related market closures. Volume increased 43.6% in the number of units sold and average selling price per unit increased 4.5%.

Wholesale gross margin increased 90 basis points to 39.3% primarily due to higher average selling prices.

Direct-to-Consumer

	Six Months Ended June 30,			2022 vs 2021 Change			2021 vs 2020 Change
(in thousands)	2022	2021	2020	$	%		$	%
Sales	$1,295,767	$1,188,988	$707,656	106,779	9.0		481,332	68.0
Gross profit	852,303	790,259	436,113	62,044	7.9		354,146	81.2
Gross margin	65.8%	66.5%	61.6%		(70	)bps		480	bps

2022 to 2021 Comparison

Direct-to-Consumer sales increased $106.8 million, or 9.0%, to $1.3 billion, led by increases in the Americas of 6.8%, Europe, Middle East & Africa of 44.2%, and Asia Pacific of 5.3%. Volume decreased 0.4% in the number of units sold and average selling price per unit increased 9.4%.

Direct-to-Consumer gross margin decreased 70 basis points to 65.8%, driven by increased freight costs, partially offset by average selling price increases.

2021 to 2020 Comparison

Direct-to-Consumer sales increased $0.5 billion, or 68.0%, to $1.2 billion, driven by increases of 68.8% in the Americas, and 61.8% in Asia Pacific, and 100.6% in Europe, Middle East & Africa which experienced COVID restrictions in 2020. Volume increased 47.0% in the number of units sold and average selling price per unit increased 14.2%.

Direct-to-Consumer gross margin increased 480 basis points to 61.6% primarily driven by higher average selling prices and lower average per unit costs.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity outlook

We have cash and cash equivalents of $751.9 million at June 30, 2022. Amounts held outside the U.S. were $587.3 million, or 78.1%, and approximately $232.4 million was available for repatriation to the U.S. as of June 30, 2022 without incurring additional U.S. federal income taxes and applicable non-U.S. income and withholding taxes.

In the second quarter of 2022, we fully repaid the $50.2 million balance on our revolving credit facility that had been drawn down during the first quarter. As of June 30, 2022, our unused credit capacity under this agreement was $747.0 million with an additional $250.0 million available through an accordion feature. We believe that anticipated cash flows from operations, existing cash and investments balances, available borrowings under our revolving credit facility, and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements for the next twelve months.

Cash Flows

Our working capital at June 30, 2022 was $2.0 billion, an increase of $0.1 billion from working capital of $1.9 billion at December 31, 2021. Our cash and cash equivalents at June 30, 2022 were $751.9 million, compared to $796.3 million at December 31, 2021. Our primary sources of operating cash are collections from customers. Our primary uses of cash are inventory purchases, selling, general and administrative expenses and capital expenditures.

Operating Activities

For the six months ended June 30, 2022, net cash provided by operating activities was $154.7 million as compared to $317.2 million for the six months ended June 30, 2021. The $162.5 million decrease in net cash provided by operating activities primarily resulted from increased inventory purchases and receivables balances on wholesale sales.

Investing Activities

Net cash used in investing activities was $113.9 million for the six months ended June 30, 2022 as compared to $167.2 million for the six months ended June 30, 2021. The $53.3 million decrease was due to reduced net investment activity of $70.6 million, offset by increased capital expenditures of $17.3 million.

Our capital investments remain focused on supporting our strategic growth priorities, growing our Direct-to-Consumer business, as well as expanding the presence of our brand internationally. Capital expenditures for the six months ended June 30, 2022 were $163.5 million, which included $50.7 million of investments in our expanded corporate offices domestically and in India; $49.9 million related to the expansion of our global distribution infrastructure; and $49.1 million related to investments in our retail stores and direct-to-consumer technologies. We expect our ongoing capital expenditures for the remainder of 2022 to be approximately $100.0 million to $150.0 million, which is primarily related to the expansion of our worldwide distribution capabilities, continued investments in retail and e-commerce technologies and stores, and our corporate offices in Southern California. We expect to fund ongoing capital expenses through a combination of borrowings and available cash.

Financing Activities

Net cash used in financing activities was $81.4 million during the six months ended June 30, 2022 compared to $429.6 million during the six months ended June 30, 2021. The decrease is primarily the result of lower repayments on long-term borrowings of $448.1 million, partially offset by repurchasing $49.2 million of common stock.

Capital Resources and Prospective Capital Requirements

Financing Arrangements

As of June 30, 2022, outstanding short-term and long-term borrowings were $326.7 million, of which $261.6 million relates to loans for our domestic and China distribution centers, $57.1 million relates to our operations in China, and the remainder relates to our international operations. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants related to our short-term and long-term borrowings as of the date of this quarterly report. See Note 4 – Financial Commitments of the Condensed Consolidated Financial Statements for additional information.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates did not change materially during the quarter ended June 30, 2022.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Michael Conte v. Robert Greenberg, et al. – On July 21, 2022, Skechers and certain past and present members of the Board of Directors were sued by a stockholder on behalf of our company in a derivative action in the Chancery Court of the State of Delaware, Case No. 2022-0633, alleging breach of fiduciary duty, waste of corporate assets, breach of duty of candor and breach of contract in connection with certain executive officers’ personal use of two company-owned aircraft. The complaint seeks actual damages in favor of Skechers sustained as the alleged result of defendants’ alleged breaches of fiduciary duties, judgment directing our company to take all necessary actions to reform and improve its corporate governance practices, termination of certain executive officers for allegedly violating their employment agreements, judgment directing the sale of one of the company-owned aircraft and attorneys’, accountants’ and experts’ fees, costs and expenses. We believe that we have meritorious defenses and intend to defend this matter vigorously. Notwithstanding, given the early stages of these proceedings and the limited information available, we cannot predict the outcome of this legal proceeding or whether an adverse result in this case would have a material adverse impact on our results of operations or financial position.

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

Risks Related to Economic, Political and External Factors

The Uncertainty Of Global Market Conditions May Continue To Have A Negative Impact On Our Business, Results Of Operations Or Financial Condition.

The uncertain state of global economic and political conditions, including the impact of inflation and challenging consumer retail market, may negatively impact our business, which depends on the general economic environment and levels of consumers’ discretionary spending. If the current economic situation does not improve or if it weakens, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of sales. Furthermore, Russia’s war with Ukraine and the subsequent economic sanctions imposed by the U.S., NATO and other countries may impact the economic conditions or our ability to sell products to customers in the affected region. The conflict could also have broader implications on economies outside the region, such as the global inflationary impact of a potential boycott of Russian oil and gas by other countries. If there is an unexpected decline in sales, our results of operations will depend on our ability to implement a corresponding and timely reduction in our costs and manage other aspects of our operations. These challenges include (i) managing our infrastructure, (ii) hiring and maintaining, as required, the appropriate number of qualified employees, (iii) managing inventory levels and (iv) controlling other expenses. If the uncertain global market conditions continue for a significant period or worsen, our results of operations, financial condition, and cash flows could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2022, the Board of Directors approved a $500 million share repurchase program. The program allows the Company to repurchase shares of Class A common stock from time to time and does not obligate the Company to acquire any particular amount. The following table summarizes the share repurchase activity during the quarter ended June 30, 2022.

Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Dollar Value of Shares that May Yet Be Purchased under the Program (in thousands)
April 30, 2022	—	$—	$475,000
May 31, 2022	252,787	36.54	465,762
June 30, 2022	382,925	39.16	450,768
Total	635,712	$38.12

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

101

Financial statements from the quarterly report on Form 10-Q of Skechers U.S.A., Inc. for the quarter ended June 30, 2022 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements

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

Date: August 5, 2022	SKECHERS U.S.A., INC.

	By:	/s/ John Vandemore
John Vandemore
Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)