Form 10-Q
period 2022-09-30
SKECHERS USA INC
filed 2022-11-04
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 28, 2022, 134,212,238 shares of the registrant’s Class A Common Stock, $0.001 par value per share, were outstanding.

As of October 28, 2022, 20,888,571 shares of the registrant’s Class B Common Stock, $0.001 par value per share, were outstanding.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
(in thousands)	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$508,281	$796,283
Short-term investments	102,986	98,580
Trade accounts receivable, less allowances of $58,818 and $62,684	933,908	732,793
Other receivables	75,075	80,043
Inventory	1,779,369	1,470,994
Prepaid expenses and other	182,260	193,547
Total current assets ($996,197 and $1,040,765 related to VIEs)	3,581,879	3,372,240
Property, plant and equipment, net	1,289,520	1,128,909
Operating lease right-of-use assets	1,117,951	1,224,580
Deferred tax assets	448,179	451,355
Long-term investments	70,242	145,590
Goodwill	93,497	93,497
Other assets, net	77,371	75,109
Total non-current assets ($587,295 and $608,607 related to VIEs)	3,096,760	3,119,040
TOTAL ASSETS	$6,678,639	$6,491,280
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$925,907	$876,342
Accrued expenses	261,577	265,420
Operating lease liabilities	221,396	225,658
Current installments of long-term borrowings	136,930	76,967
Short-term borrowings	31,013	1,195
Total current liabilities ($566,888 and $601,929 related to VIEs)	1,576,823	1,445,582
Long-term operating lease liabilities	996,414	1,094,748
Long-term borrowings	225,505	263,445
Deferred tax liabilities	11,739	11,820
Other long-term liabilities	119,288	133,613
Total non-current liabilities ($309,923 and $368,994 related to VIEs)	1,352,946	1,503,626
Total liabilities	2,929,769	2,949,208
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred Stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.001 par value; 500,000 shares authorized; 134,212 and 135,107 shares issued and outstanding	134	135
Class B Common Stock, $0.001 par value; 75,000 shares authorized; 20,889 and 20,939 shares issued and outstanding	21	21
Additional paid-in capital	387,459	429,608
Accumulated other comprehensive loss	(104,326)	(48,323)
Retained earnings	3,175,416	2,877,903
Skechers U.S.A., Inc. equity	3,458,704	3,259,344
Noncontrolling interests	290,166	282,728
Total stockholders' equity	3,748,870	3,542,072
TOTAL LIABILITIES AND EQUITY	$6,678,639	$6,491,280

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Sales	$1,878,367	$1,558,476	$5,565,765	$4,654,802
Cost of sales	994,432	781,513	2,960,088	2,338,588
Gross profit	883,935	776,963	2,605,677	2,316,214
Operating expenses
Selling	150,857	127,845	425,675	360,640
General and administrative	603,107	502,871	1,719,969	1,450,449
Total operating expenses	753,964	630,716	2,145,644	1,811,089
Earnings from operations	129,971	146,247	460,033	505,125
Other expense	(15,139)	(8,049)	(40,144)	(20,065)
Earnings before income taxes	114,832	138,198	419,889	485,060
Income tax expense	20,498	21,497	83,229	92,027
Net earnings	94,334	116,701	336,660	393,033
Less: Net earnings attributable to noncontrolling interests	8,448	13,562	39,147	53,952
Net earnings attributable to Skechers U.S.A., Inc.	$85,886	$103,139	$297,513	$339,081
Net earnings per share attributable to Skechers U.S.A., Inc.
Basic	$0.55	$0.66	$1.91	$2.18
Diluted	$0.55	$0.66	$1.90	$2.17
Weighted-average shares used in calculating net earnings per share attributable to Skechers U.S.A., Inc.
Basic	155,420	155,835	155,783	155,413
Diluted	156,233	157,123	156,714	156,590

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net earnings	$94,334	$116,701	$336,660	$393,033
Other comprehensive income, net of tax
Net unrealized gain on derivative contract	3,113	200	10,210	1,823
Loss on foreign currency translation adjustment	(42,888)	(13,027)	(83,628)	(22,520)
Comprehensive income	54,559	103,874	263,242	372,336
Less: Comprehensive income (loss) attributable to noncontrolling interests	(2,785)	10,255	20,979	50,480
Comprehensive income attributable to Skechers U.S.A., Inc.	$57,344	$93,619	$242,263	$321,856

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Shares		Amount			Accumulated
	Class A	Class B	Class A	Class B	Additional	other		Skechers		Total
	Common	Common	Common	Common	paid-in	comprehensive	Retained	U.S.A., Inc.	Noncontrolling	stockholders'
(in thousands)	Stock	Stock	Stock	Stock	capital	loss	earnings	equity	interests	equity
Balance at June 30, 2022	134,845	20,889	$135	$21	$402,360	$(75,784)	$3,089,530	$3,416,262	$301,842	$3,718,104
Net earnings	—	—	—	—	—	—	85,886	85,886	8,448	94,334
Foreign currency translation adjustment	—	—	—	—	—	(28,542)	—	(28,542)	(14,346)	(42,888)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(8,891)	(8,891)
Net unrealized gain on derivative contract	—	—	—	—	—	—	—	—	3,113	3,113
Stock compensation expense	—	—	—	—	10,223	—	—	10,223	—	10,223
Shares issued under the incentive award plan	10	—	—	—	—	—	—	—	—	—
Shares redeemed for employee tax withholdings	(4)	—	—	—	(112)	—	—	(112)	—	(112)
Repurchases of common stock	(639)	—	(1)	—	(25,012)	—	—	(25,013)	—	(25,013)
Balance at September 30, 2022	134,212	20,889	$134	$21	$387,459	$(104,326)	$3,175,416	$3,458,704	$290,166	$3,748,870

Balance at June 30, 2021	134,884	20,949	$135	$21	$395,951	$(34,990)	$2,372,342	$2,733,459	$280,645	$3,014,104
Net earnings	—	—	—	—	—	—	103,139	103,139	13,562	116,701
Foreign currency translation adjustment	—	—	—	—	—	(9,520)	—	(9,520)	(3,507)	(13,027)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	6,717	6,717
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(7,126)	(7,126)
Net unrealized gain on derivative contract	—	—	—	—	—	—	—	—	200	200
Stock compensation expense	—	—	—	—	14,664	—	—	14,664	—	14,664
Shares issued under the incentive award plan	14	—	—	—	—	—	—	—	—	—
Shares redeemed for employee tax withholdings	(5)	—	—	—	(239)	—	—	(239)	—	(239)
Conversion of Class B Common Stock into Class A Common Stock	10	(10)	—	—	—	—	—	—	—	—
Balance at September 30, 2021	134,903	20,939	$135	$21	$410,376	$(44,510)	$2,475,481	$2,841,503	$290,491	$3,131,994

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Shares		Amount			Accumulated
	Class A	Class B	Class A	Class B	Additional	other		Skechers		Total
	Common	Common	Common	Common	paid-in	comprehensive	Retained	U.S.A., Inc.	Noncontrolling	stockholders'
(in thousands)	Stock	Stock	Stock	Stock	capital	loss	earnings	equity	interests	equity
Balance at December 31, 2021	135,107	20,939	$135	$21	$429,608	$(48,323)	$2,877,903	$3,259,344	$282,728	$3,542,072
Net earnings	—	—	—	—	—	—	297,513	297,513	39,147	336,660
Foreign currency translation adjustment	—	—	—	—	—	(56,003)	—	(56,003)	(27,625)	(83,628)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(13,541)	(13,541)
Net unrealized gain on derivative contract	—	—	—	—	753	—	—	753	9,457	10,210
Stock compensation expense	—	—	—	—	44,018	—	—	44,018	—	44,018
Proceeds from the employee stock purchase plan	144	—	—	—	4,836	—	—	4,836	—	4,836
Shares issued under the incentive award plan	1,268	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(430)	—	—	—	(17,512)	—	—	(17,512)	—	(17,512)
Repurchases of common stock	(1,927)	—	(2)	—	(74,243)	—	—	(74,245)	—	(74,245)
Conversion of Class B Common Stock into Class A Common Stock	50	(50)	—	—	—	—	—	—	—	—
Balance at September 30, 2022	134,212	20,889	$134	$21	$387,459	$(104,326)	$3,175,416	$3,458,704	$290,166	$3,748,870

Balance at December 31, 2020	133,618	21,016	$134	$21	$372,165	$(27,285)	$2,136,400	$2,481,435	$244,228	$2,725,663
Net earnings	—	—	—	—	—	—	339,081	339,081	53,952	393,033
Foreign currency translation adjustment	—	—	—	—	—	(17,225)	—	(17,225)	(5,295)	(22,520)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	6,731	6,731
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(7,876)	(7,876)
Purchase of noncontrolling interest	—	—	—	—	(6,856)	—	—	(6,856)	(3,072)	(9,928)
Net unrealized gain on derivative contract	—	—	—	—	—	—	—	—	1,823	1,823
Stock compensation expense	—	—	—	—	41,350	—	—	41,350	—	41,350
Proceeds from the employee stock purchase plan	141	—	—	—	4,027	—	—	4,027	—	4,027
Shares issued under the incentive award plan	1,073	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(6)	—	—	—	(309)	—	—	(309)	—	(309)
Conversion of Class B Common Stock into Class A Common Stock	77	(77)	—	—	—	—	—	—	—	—
Balance at September 30, 2021	134,903	20,939	$135	$21	$410,376	$(44,510)	$2,475,481	$2,841,503	$290,491	$3,131,994

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net earnings	$336,660	$393,033
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities
Depreciation and amortization	110,688	100,658
Provision for bad debts and returns	22,212	21,504
Stock compensation	44,018	41,350
Deferred income taxes	1,909	(8,393)
Net foreign currency adjustments	17,266	(2,022)
Changes in operating assets and liabilities
Receivables	(287,470)	(179,108)
Inventory	(380,877)	(221,366)
Other assets	15,082	(5,937)
Accounts payable	91,901	106,202
Other liabilities	(14,230)	7,317
Net cash (used in) provided by operating activities	(42,841)	253,238
Cash flows from investing activities
Capital expenditures	(263,631)	(235,626)
Purchases of investments	(43,527)	(168,892)
Proceeds from sales and maturities of investments	114,469	148,442
Net cash used in investing activities	(192,689)	(256,076)
Cash flows from financing activities
Net proceeds from the employee stock purchase plan	4,836	4,027
Repayments on long-term borrowings	(30,408)	(477,909)
Proceeds from long-term borrowings	52,431	72,746
Net proceeds from (repayments on) short-term borrowings	29,818	(2,977)
Payments for employee taxes related to stock compensation	(17,512)	(309)
Repurchases of common stock	(74,245)	—
Purchase of noncontrolling interests	—	(9,928)
Contributions from noncontrolling interests	—	6,731
Distributions to noncontrolling interests	(13,541)	(7,876)
Net cash used in financing activities	(48,621)	(415,495)
Effect of exchange rate changes on cash and cash equivalents	(3,851)	(417)
Net change in cash and cash equivalents	(288,002)	(418,750)
Cash and cash equivalents at beginning of the period	796,283	1,370,826
Cash and cash equivalents at end of the period	$508,281	$952,076

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$13,857	$10,620
Income taxes, net	73,320	96,710
Non-cash transactions
ROU assets exchanged for lease liabilities	199,646	144,729

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

DERIVATIVE INSTRUMENTS

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Company uses an interest rate swap as part of its interest rate risk management strategy. The Company’s interest rate swap, designated as a cash flow hedge, involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. By utilizing an interest rate swap, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of September 30, 2022, all counterparties to the interest rate swap had performed in accordance with their contractual obligations.

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
(2)	Cash, Cash Equivalents, Short-term and Long-term Investments

The following tables show the Company’s cash, cash equivalents, short-term and long-term investments by significant investment category:

	As of September 30, 2022
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$454,788	$454,788	$454,788	$—	$—
Level 1
Money market funds	53,493	53,493	53,493	—	—
U.S. Treasury securities	18,314	18,314	—	18,314	—
Total level 1	71,807	71,807	53,493	18,314	—
Level 2
Corporate notes and bonds	98,034	98,034	—	83,812	14,222
Asset-backed securities	6,670	6,670	—	860	5,810
Mutual funds	50,210	50,210	—	—	50,210
Total level 2	154,914	154,914	—	84,672	70,242
Total	$681,509	$681,509	$508,281	$102,986	$70,242

	As of December 31, 2021
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$664,220	$664,220	$664,220	$—	$—
Level 1
Money market funds	132,063	132,063	132,063	—	—
U.S. Treasury securities	25,437	25,437	—	8,896	16,541
Total level 1	157,500	157,500	132,063	8,896	16,541
Level 2
Corporate notes and bonds	148,373	148,373	—	84,783	63,590
Asset-backed securities	17,180	17,180	—	4,901	12,279
Mutual funds	53,180	53,180	—	—	53,180
Total level 2	218,733	218,733	—	89,684	129,049
Total	$1,040,453	$1,040,453	$796,283	$98,580	$145,590

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
(3)	Accrued Expenses

Accrued expenses were as follows:

	As of	As of
(in thousands)	September 30, 2022	December 31, 2021
Accrued payroll, taxes, and other	$156,112	$143,295
Return reserve liability	64,207	68,944
Accrued inventory purchases	41,258	53,181
Accrued expenses	$261,577	$265,420

(4)	Financial Commitments

The Company had $2.8 million and $17.2 million of outstanding letters of credit as of September 30, 2022 and December 31, 2021, and approximately $31.0 million and $1.2 million in short-term borrowings as of September 30, 2022, December 31, 2021. Interest expense was $5.1 million and $3.3 million for the three months ended September 30, 2022 and 2021 and $14.1 million and $10.9 million for nine months ended September 30, 2022 and 2021.

Long-term borrowings were as follows:

	As of	As of
(in thousands)	September 30, 2022	December 31, 2021
HF-T1 Distribution Center Loan	$129,505	$129,505
HF-T2 Distribution Center Construction Loan	72,098	57,227
China Distribution Center Construction Loan	92,308	75,621
China Operational Loans	60,588	69,796
Other	7,936	8,263
Subtotal	362,435	340,412
Less: Current installments	136,930	76,967
Total long-term borrowings	$225,505	$263,445

Revolving Credit Facility

The Company maintains a revolving credit facility to manage liquidity; including working capital and capital expenditures. On December 15, 2021, the Company amended its $500.0 million senior, unsecured revolving credit agreement dated November 21, 2019 (the “Amended Credit Agreement”). The Amended Credit Agreement expands its senior, unsecured credit facility to $750.0 million, which may be increased by up to $250.0 million under certain conditions and provides for the issuance of letters of credit up to a maximum of $100.0 million and swingline loans up to a maximum of $50.0 million. The Amended Credit Agreement extends the maturity date of the credit agreement, which was due to expire on November 21, 2024, to December 15, 2026. As of September 30, 2022, there was $25.0 million outstanding under the revolving credit facility which is included in the short-term borrowings on the condensed consolidated balance sheets, and the weighted-average annual interest rate on borrowings was approximately 2.03% during the nine months ended September 30, 2022. The unused credit capacity was $722.2 million and $732.8 million as of September 30, 2022 and December 31, 2021.

The Company is required to maintain a maximum total adjusted net leverage ratio of 3.75:1, except in the event of an acquisition in which case the ratio may be increased at the Company’s election to 4.25:1 for the quarter in which such acquisition occurs and for the next three quarters thereafter. The Company was in compliance with the financial covenants as of September 30, 2022.

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

The Interest Rate Swap involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of both September 30, 2022 and December 31, 2021, the Interest Rate Swap had an aggregate notional amount of $129.5 million. Under the terms of the Swap Agreement Amendment, the Company will pay a weighted-average fixed rate of 0.795% on the notional amount and receive payments from the counterparty based on the 30-day LIBOR rate, effectively modifying the Company’s exposure to interest rate risk by converting floating-rate debt to a fixed rate of 4.08%.

HF-T2 Distribution Center Construction Loan

To finance the expansion of the Company’s North American distribution center, the JV, through HF Logistics-SKX T2, LLC, a wholly-owned subsidiary of the JV (“HF-T2”) entered into a construction loan agreement of up to $73.0 million which matures on April 3, 2025. Under the 2020 Construction Loan Agreement, the interest rate per annum on the HF-T2 2020 Construction Loan is BSBY Daily Floating Rate (as defined therein) plus a margin of 190 basis points, reducing to 175 basis points upon substantial completion of the construction and certain other conditions being satisfied. The weighted-average annual interest rate on borrowings under the HF-T2 Distribution Center Construction Loan was approximately 3.27% during the nine months ended September 30, 2022. The obligations of the JV under this loan are guaranteed by TGD Holdings I, LLC, which is an affiliate of HF.

China Distribution Center Construction Loan

The Company entered into a 700.0  million yuan loan agreement to finance the construction of its distribution center in China which matures on September 28, 2023. The interest rate at September 30, 2022 was 4.00% and may increase or decrease over the life of the loan, and will be evaluated every 12 months. Beginning in 2021, the principal of the loan is repaid in semi-annual installments of variable amounts. The obligations of the China distribution center construction loan, entered through the Company’s Taicang Subsidiary are jointly and severally guaranteed by the Company’s China joint venture. As of September 30, 2022 and December 31, 2021, the outstanding balance under this loan included approximately $92.3 million and $28.2 million classified as current installments of long-term borrowings in the Company’s condensed consolidated balance sheets.

China Distribution Center Expansion Construction Loan (Subsequent Event)

On October 18, 2022, the Company entered into a loan agreement for 1.1 billion yuan with Bank of China Co., Ltd to finance the construction of its distribution center expansion in China. Interest is paid quarterly. The interest rate at October 18, 2022 was 3.4% and may increase or decrease over the life of the loan, and will be evaluated every 12 months. This loan matures 10 years from the initial receipt of funds. Beginning in 2026, the principal of the loan will be repaid in semi-annual installments of variable amounts. The obligations of this loan entered through the Company’s Taicang Subsidiary are jointly and severally guaranteed by the Company’s China joint venture.

China Operational Loans

The Company has entered certain secured credit facilities to support the operations of its China joint venture. The balance of working capital loans was approximately $46.6 million with interest rates ranging from 3.00% to 4.30% per annum as of September 30, 2022. The balance of working capital loans as of December 31, 2021 was approximately $52.6 million with interest rates ranging from 1.00% to 3.70% per annum. The balance of loans related to a corporate office building in Shanghai was approximately $14.0 million, with interest at 4.13% per annum, as of September 30, 2022 and $17.2 million as of December 31, 2021, with interest at 4.28% per annum, payable at terms agreed by the lender. As of September 30, 2022 the outstanding balances classified as current borrowings in the Company’s condensed consolidated balance sheets included $32.9 million related to the working capital loans and $4.2 million related to the office building loans. As of December 31, 2021, the outstanding balances classified as current borrowings in the Company’s condensed consolidated balance sheets included $37.6 million related to the working capital loans and $4.0 million related to the office building loans.

(5)	Stockholders Equity and Stock Compensation

SHARE REPURCHASE PROGRAM

On January 31, 2022, the Company’s Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its Class A common stock, for an aggregate repurchase price not to exceed $500 million. The Share Repurchase Program expires on January 31, 2025 and does not obligate the Company to acquire any particular amount of shares. As of September 30, 2022, there was $425.8 million remaining to repurchase shares under the Share Repurchase Program.

The following table provides a summary the Company’s stock repurchase activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares repurchased	639,295	—	1,926,781	—
Average cost per share	$39.13	$—	$38.53	$—
Total cost of shares repurchased (in thousands)	$25,013	$—	$74,245	$—

INCENTIVE AWARD PLAN

In the nine months ended September 30, 2022, the Company granted restricted stock with time-based vesting as well as performance-based awards. The performance-based awards include a market condition tied to the Company’s total shareholder return in relation to its peer companies as well as a financial performance condition tied to annual earnings per share (“EPS”) growth. The vesting and ultimate payout of performance awards is determined at the end of the three-year performance period and can vary from zero to 200% based on actual results. As of September 30, 2022, there were 2,782,132 shares available for grant as equity awards under the 2017 Incentive Award Plan if target levels are achieved for performance-based awards and 2,082,132 if maximum levels are achieved.

The Company issued the following stock-based instruments:

	Nine Months Ended September 30,
	2022		2021
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value
Restricted stock	1,380,650	$38.43	699,300	$43.40
Performance-based restricted stock	116,250	$42.46	108,750	$38.95
Market-based restricted stock	116,250	$58.85	108,750	$54.34

A summary of the status and changes of the Company’s unvested shares is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2021	3,253,316	$38.97
Granted	1,613,150	40.19
Vested	(1,266,281)	36.07
Cancelled	(53,633)	40.81
Unvested at September 30, 2022	3,546,552	$40.53

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

For the three months ended September 30, 2022 and 2021, the Company recognized $9.7 million and $14.2 million of incentive stock compensation expense. For the nine months ended September 30, 2022 and 2021, the Company recognized $42.0 million and $39.7 million of incentive stock compensation expense. As of September 30, 2022, the unamortized stock compensation of $98.0 million is expected to be recognized over a weighted-average period of 2.01 years.

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

For the three months ended September 30, 2022 and 2021, the Company recognized $0.6 million and $0.5 million of ESPP stock compensation expense. For the nine months ended September 30, 2022 and 2021, the Company recognized $2.1 million and $1.7 million of ESPP stock compensation expense. As of September 30, 2022, there were 3,914,503 shares available for sale under the 2018 ESPP.

(6)	Earnings Per Share

Basic EPS and diluted EPS are calculated by dividing net earnings by the following: for basic EPS, the weighted-average number of common shares outstanding for the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive common shares using the treasury stock method.

The calculation of EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net earnings attributable to Skechers U.S.A., Inc.	$85,886	$103,139	$297,513	$339,081

Weighted-average common shares outstanding, basic	155,420	155,835	155,783	155,413
Dilutive effect of nonvested shares	813	1,288	931	1,177
Weighted-average common shares outstanding, diluted	156,233	157,123	156,714	156,590
Anti-dilutive common shares excluded above	55	—	40	11
Net earnings per share attributable to Skechers U.S.A., Inc.
Basic	$0.55	$0.66	$1.91	$2.18
Diluted	$0.55	$0.66	$1.90	$2.17

(7)	Income Taxes

The tax provisions for the three and nine months ended September 30, 2022 and 2021 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary. The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which the Company has operations, the applicable statutory rates range from 0.0% to 35.0%, which is on average significantly lower than the U.S. federal and state combined statutory rate of approximately 25%. The Company’s effective tax rate was 17.9% and 15.6% for the three months ended September 30, 2022 and 2021, and 19.8% and 19.0% for the nine months ended September 30, 2022 and 2021. The increase for the quarterly and nine-month rates is the result of revisions to the estimated provision compared to the 2021 U.S. federal income tax return finalized in the current quarter and changes in the valuation allowance.

(8)	Related Party Transactions

The Skechers Foundation (the “Foundation”) is a 501(c)(3) non-profit entity and not a subsidiary or otherwise affiliated with the Company. The Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer, are officers and directors of the Foundation. The Company made contributions to the Foundation of $0.5 million and $1.5 million for the three months ended September 30, 2022 and 2021, and $1.5 million and $2.5 million for the nine-month periods ended September 30, 2022 and 2021. In March 2021, the Company purchased two properties for $2.7 million, from an entity controlled by its President, Michael Greenberg, to facilitate future expansion of our corporate office buildings in Manhattan Beach, California. The terms of the sale were no less favorable than could be obtained from an unrelated third party.

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

Segment Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Wholesale sales	$1,191,586	$944,465	$3,583,216	$2,851,803
Gross profit	424,600	361,868	1,294,039	1,110,859
Gross margin	35.6%	38.3%	36.1%	39.0%

Direct-to-Consumer sales	$686,781	$614,011	$1,982,549	$1,802,999
Gross profit	459,335	415,095	1,311,638	1,205,355
Gross margin	66.9%	67.6%	66.2%	66.9%

Total sales	$1,878,367	$1,558,476	$5,565,765	$4,654,802
Gross profit	883,935	776,963	2,605,677	2,316,214
Gross margin	47.1%	49.9%	46.8%	49.8%

(in thousands)	As of September 30, 2022	As of December 31, 2021
Identifiable assets
Wholesale	$3,700,436	$3,816,513
Direct-to-Consumer	2,978,203	2,674,767
Total	$6,678,639	$6,491,280

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Additions to property, plant and equipment
Wholesale	$69,344	$57,185	$184,007	$182,378
Direct-to-Consumer	30,776	32,222	79,624	53,248
Total	$100,120	$89,407	$263,631	$235,626

Geographic Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Geographic sales
Domestic Wholesale	$406,594	$354,338	$1,466,204	$1,132,853
Domestic Direct-to-Consumer	339,174	294,906	898,131	849,339
Total domestic sales	745,768	649,244	2,364,335	1,982,192

International Wholesale	784,991	590,127	2,117,011	1,718,950
International Direct-to-Consumer	347,608	319,105	1,084,419	953,660
Total international sales	1,132,599	909,232	3,201,430	2,672,610

Total sales	$1,878,367	$1,558,476	$5,565,765	$4,654,802

Regional Sales
Americas (AMER)	$947,987	$815,786	$2,928,752	$2,396,644
Europe, Middle East & Africa (EMEA)	469,787	318,389	1,285,554	961,955
Asia Pacific (APAC)	460,593	424,301	1,351,459	1,296,203
Total sales	$1,878,367	$1,558,476	$5,565,765	$4,654,802

China sales	$226,728	$278,081	$754,676	$845,554

(in thousands)	As of September 30, 2022	As of December 31, 2021
Property, plant and equipment, net
Domestic	$835,637	$708,763
International	453,883	420,146
Total	$1,289,520	$1,128,909

China property plant and equipment, net	$252,685	$255,421

The Company’s sales to its five largest customers accounted for approximately 10.3% and 10.1% of total sales for the three months ended September 30, 2022 and 2021, and for the nine months ended September 30, 2022 and 2021 were 10.2% and 9.0%.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the U.S. were $4.1 billion and $4.2 billion at September 30, 2022 and December 31, 2021. Goodwill of $93.5 million is included in the Wholesale segment.

The Company performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable generally do not require collateral. Foreign accounts receivable are generally collateralized by letters of credit. The Company’s additions to the provision for expected credit losses for the three months ended September 30, 2022 and 2021 were $2.2 million and $2.2 million and for the nine months ended September 30, 2022 and 2021 were $3.3 million and $2.6 million.

The Company’s accounts receivables, excluding allowances for bad debts, allowances and chargebacks, by geography are summarized as follows:

(in thousands)	As of September 30, 2022	As of December 31, 2021
Domestic Accounts Receivable	$357,634	$270,404
International Accounts Receivable	635,092	525,073

The Company’s top five manufacturers produced the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(percentage of total production)	2022	2021	2022	2021
Manufacturer #1	14.5	16.3	16.0	17.3
Manufacturer #2	7.8	6.3	6.4	5.8
Manufacturer #3	6.9	5.3	5.7	4.8
Manufacturer #4	6.0	4.8	5.5	4.8
Manufacturer #5	6.0	4.7	5.3	4.5
	41.2	37.4	38.9	37.2

(10)	Commitments and Contingencies

In accordance with GAAP, the Company records a liability in its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of September 30, 2022, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

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

OVERVIEW

Sales of $1.9 billion in the third quarter set a new quarterly record, reflecting the robust global demand for our product. Sales increased across both of our segments compared to the same period in 2021. We delivered this global growth despite continued headwinds, including supply chain challenges, adverse foreign exchange rates, and macroeconomic volatility.

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

We remain confident in the strength of our brand and the relevance of our distinct product offering. We continue to invest for growth with a focus on enhancing our global infrastructure, direct-to-consumer technologies and developing innovative footwear. Current global infrastructure investments, technology projects and activities include:

•	Expanding our e-commerce presence internationally.
•	Completing the expansion of our North American LEED Certified Gold distribution center and leasing additional warehouse space nearby to increase capacity.
•	Continuing development on our LEED Certified Gold corporate headquarters expansion and product design center.

RESULTS OF OPERATIONS – THIRD QUARTER

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

Selected information from our results of operations follows:

	Three Months Ended September 30,		Change
(in thousands)	2022	2021	$	%
Sales	$1,878,367	$1,558,476	319,891	20.5
Cost of sales	994,432	781,513	212,919	27.2
Gross profit	883,935	776,963	106,972	13.8
Gross margin	47.1%	49.9%		(280	)bps
Operating expenses
Selling	150,857	127,845	23,012	18.0
General and administrative	603,107	502,871	100,236	19.9
Total operating expenses	753,964	630,716	123,248	19.5
As a % of sales	40.1%	40.5%		(30	)bps
Earnings from operations	129,971	146,247	(16,276)	(11.1)
Operating margin	6.9%	9.4%		(250	)bps
Other expense	(15,139)	(8,049)	(7,090)	88.1
Earnings before income taxes	114,832	138,198	(23,366)	(16.9)
Income tax expense	20,498	21,497	(999)	(4.6)
Net earnings	94,334	116,701	(22,367)	(19.2)
Net earnings attributable to noncontrolling interests	8,448	13,562	(5,114)	(37.7)
Net earnings attributable to Skechers U.S.A., Inc.	$85,886	$103,139	(17,253)	(16.7)

Sales

Sales increased $319.9 million, or 20.5%, to $1.9 billion compared to $1.6 billion as a result of a 14.9% increase domestically and a 24.6% increase internationally, primarily driven by strength in wholesale sales. Both segments experienced growth, with Wholesale growth of 26.2% and Direct-to-Consumer growth of 11.9%. Sales increased overall due to improved volume and higher average selling prices.

Gross margin

Gross margin decreased 280 basis points to 47.1% compared to 49.9%, primarily the result of increased freight and logistics costs, and a higher proportion of distributor sales, partially offset by average selling price increases.

Operating expenses

Operating expenses increased $123.2 million, or 19.5%, to $754.0 million, and as a percentage of sales improved 30 basis points to 40.1% compared to 40.5% in the prior year. Selling expenses increased $23.0 million, or 18.0%, to $150.9 million, primarily due to higher global digital and brand demand creation expenditures. General and administrative expenses increased $100.2 million, or 19.9%, to $603.1 million, and as a percentage of sales improved 20 basis points to 32.1%. These increased expenses were primarily due to higher labor of $56.5 million as a result of supply chain and logistics challenges, and volume-driven warehouse and distribution expenses of $25.0 million.

Other expense

Other expense of $15.1 million increased $7.1 million, primarily due to unfavorable losses on foreign currency exchange rates, primarily in Europe, Middle East & Africa.

Income taxes

Income tax expense and the effective tax rate were as follows:

	Three Months Ended September 30,
(in thousands)	2022	2021
Income tax expense	$20,498	$21,497
Effective tax rate	17.9%	15.6%

Our income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0.0% to 35%, which on average is significantly lower than the U.S. federal and state combined statutory rate of approximately 25%. For the quarter, the increase in the effective tax rate is the result of revisions to the estimated provision compared to the 2021 U.S. federal income tax return finalized in the current quarter and changes in the valuation allowance.

Noncontrolling interests in net income of consolidated joint ventures

Noncontrolling interests represents the share of net earnings that is attributable to our joint venture partners. Net earnings attributable to noncontrolling interests decreased $5.1 million to $8.4 million compared to $13.6 million, due to lower earnings by our joint ventures, predominantly in China and partially offset by improvements in other Asia Pacific countries.

RESULTS OF SEGMENT OPERATIONS – THIRD QUARTER

Wholesale

	Three Months Ended September 30,			2022 vs 2021 Change			2021 vs 2020 Change
(in thousands)	2022	2021	2020	$	%		$	%
Sales	$1,191,586	$944,465	$842,741	247,121	26.2		101,724	12.1
Gross profit	424,600	361,868	344,403	62,732	17.3		17,465	5.1
Gross margin	35.6%	38.3%	40.9%		(270	)bps		(260	)bps

2022 to 2021 Comparison

Wholesale sales increased $247.1 million, or 26.2%, to $1.2 billion, led by growth of 58.8% in Europe, Middle East & Africa and 18.1% in the Americas. Volume increased 25.1% in the number of units sold and average selling price per unit increased 1.4%.

Wholesale gross margin decreased 270 basis points to 35.6% due to higher average cost per unit, driven by increased freight costs which were partially offset by average selling price increases.

2021 to 2020 Comparison

Wholesale sales increased $101.7 million, or 12.1%, to $944.5 million, as a result of growth across all regions. Growth was 17.2% in the Americas, 8.1% in Europe, Middle East & Africa, and 7.4% in Asia Pacific. Volume increased 7.3% in the number of units sold and average selling price per unit increased 4.0%.

Wholesale gross margin decreased 260 basis points to 38.3% primarily due to higher average per unit costs and a higher mix of distributor sales, partially offset by average selling price increases.

Direct-to-Consumer

	Three Months Ended September 30,			2022 vs 2021 Change			2021 vs 2020 Change
(in thousands)	2022	2021	2020	$	%		$	%
Sales	$686,781	$614,011	$461,361	72,770	11.9		152,650	33.1
Gross profit	459,335	415,095	283,934	44,240	10.7		131,161	46.2
Gross margin	66.9%	67.6%	61.5%		(70	)bps		610	bps

2022 to 2021 Comparison

Direct-to-Consumer sales increased $72.8 million, or 11.9%, to $686.8 million, led by increases in the Americas of 13.8% and Asia Pacific of 10.0%. Volume increased 11.1% in the number of units sold and average selling price per unit increased 0.6%.

Direct-to-Consumer gross margin decreased 70 basis points to 66.9%, primarily due to higher per unit freight costs partially offset by average selling price increases.

2021 to 2020 Comparison

Direct-to-Consumer sales increased $152.7 million, or 33.1%, to $614.0 million, driven by increases across all regions which experienced COVID restrictions in 2020. Growth was 45.4% in the Americas, 43.5% in Europe, Middle East & Africa, and 11.1% in Asia Pacific. Volume increased 10.7% in the number of units sold and average selling price per unit increased 20.2%.

Direct-to-Consumer gross margin increased 610 basis points to 67.6%, primarily driven by higher average selling prices.

RESULTS OF OPERATIONS – NINE MONTHS

Selected information from our results of operations follows:

	Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%
Sales	$5,565,765	$4,654,802	910,963	19.6
Cost of sales	2,960,088	2,338,588	621,500	26.6
Gross profit	2,605,677	2,316,214	289,463	12.5
Gross margin	46.8%	49.8%		(290	)bps
Operating expenses
Selling	425,675	360,640	65,035	18.0
General and administrative	1,719,969	1,450,449	269,520	18.6
Total operating expenses	2,145,644	1,811,089	334,555	18.5
As a % of sales	38.6%	38.9%		(40	)bps
Earnings from operations	460,033	505,125	(45,092)	(8.9)
Operating margin	8.3%	10.9%		(260	)bps
Other expense	(40,144)	(20,065)	(20,079)	100.1
Earnings before income taxes	419,889	485,060	(65,171)	(13.4)
Income tax expense	83,229	92,027	(8,798)	(9.6)
Net earnings	336,660	393,033	(56,373)	(14.3)
Net earnings attributable to noncontrolling interests	39,147	53,952	(14,805)	(27.4)
Net earnings attributable to Skechers U.S.A., Inc.	$297,513	$339,081	(41,568)	(12.3)

Sales

Sales increased $911.0 million, or 19.6%, to $5.6 billion compared to $4.7 billion reflecting a 19.3% increase domestically and a 19.8% increase internationally, with the largest contribution derived from wholesale sales. Both segments experienced increases with Wholesale increasing 25.6% and Direct-to-Consumer increasing 10.0%. Sales increased overall due to improved volume and higher average selling prices.

Gross margin

Gross margin decreased 290 basis points to 46.8% compared to 49.8%, primarily driven by increased freight and logistics costs, and an increased mix of wholesale sales, partially offset by average selling price increases.

Operating expenses

Operating expenses increased $334.6 million, or 18.5%, to $2.1 billion, and as a percentage of sales improved 40 basis points to 38.6% compared to 38.9% in the prior year. Selling expenses increased $65.0 million, or 18.0%, to $425.7 million from $360.6 million, primarily due to higher demand creation expenditures. General and administrative expenses increased $269.5 million, or 18.6%, to $1.7 billion, primarily due to higher labor and compensation costs of $139.3 million and volume-driven warehouse and distribution expenses of $39.9 million.

Other expense

Other expense increased $20.1 million to $40.1 million, compared to $20.1 million, primarily due to unfavorable losses on foreign currency exchange rates in Europe, Middle East & Africa.

Income taxes

Income tax expense and the effective tax rate were as follows:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Income tax expense	$83,229	$92,027
Effective tax rate	19.8%	19.0%

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0.0% to 35.0%, which on average are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 25%. Year-to-date, the increase in the effective tax rate was the result of revisions to the estimated provision compared to the 2021 U.S. federal income tax return finalized in the current quarter and changes in the valuation allowance.

Noncontrolling interest in net income of consolidated joint ventures

Noncontrolling interest represents the share of net earnings that is attributable to our joint venture partners. Net earnings attributable to noncontrolling interest decreased $14.8 million to $39.1 million compared to $54.0 million, primarily due to lower earnings by our joint ventures, predominantly in China which were partially offset by improvements in other Asia Pacific countries.

RESULTS OF SEGMENT OPERATIONS – NINE MONTHS

Wholesale

	Nine Months Ended September 30,			2022 vs 2021 Change			2021 vs 2020 Change
(in thousands)	2022	2021	2020	$	%		$	%
Sales	$3,583,216	$2,851,803	$2,114,748	731,413	25.6		737,055	34.9
Gross profit	1,294,039	1,110,859	832,369	183,180	16.5		278,490	33.5
Gross margin	36.1%	39.0%	39.4%		(280	)bps		(40	)bps

2022 to 2021 Comparison

Wholesale sales increased $0.7 billion, or 25.6%, to $3.6 billion, driven primarily by growth of 31.7% in the Americas and Europe, Middle East & Africa of 34.8%. Volume increased 20.8% in the number of units sold and average selling price per unit increased 4.4%.

Wholesale gross margin decreased 280 basis points to 36.1% due to higher average cost per unit, primarily driven by increased freight and logistics costs, partially offset by average selling price increases.

2021 to 2020 Comparison

Wholesale sales increased $0.7 billion, or 34.9%, to $2.9 billion, as a result of growth across the Americas of 38.3%, Asia Pacific of 40.2%, and Europe, Middle East & Africa of 25.5% which were impacted by 2020 COVID-related market closures. Volume increased 29.7% in the number of units sold and average selling price per unit increased 4.0%.

Wholesale gross margin decreased 40 basis points to 39.0% primarily due to higher average per unit costs and a higher mix of distributor sales, partially offset by average selling price increases.

Direct-to-Consumer

	Nine Months Ended September 30,			2022 vs 2021 Change			2021 vs 2020 Change
(in thousands)	2022	2021	2020	$	%		$	%
Sales	$1,982,549	$1,802,999	$1,169,017	179,550	10.0		633,982	54.2
Gross profit	1,311,638	1,205,355	720,046	106,283	8.8		485,309	67.4
Gross margin	66.2%	66.9%	61.6%		(70	)bps		530	bps

2022 to 2021 Comparison

Direct-to-Consumer sales increased $179.6 million, or 10.0%, to $2.0 billion, led by increases in the Americas of 9.3%, Europe, Middle East & Africa of 27.6%, and Asia Pacific of 6.7%. Volume increased 3.4% in the number of units sold and average selling price per unit increased 6.3%.

Direct-to-Consumer gross margin decreased 70 basis points to 66.2%, driven by increased freight costs, partially offset by average selling price increases.

2021 to 2020 Comparison

Direct-to-Consumer sales increased $0.6 billion, or 54.2%, to $1.8 billion, driven by increases of 59.5% in the Americas, and 43.1% in Asia Pacific, and 71.0% in Europe, Middle East & Africa which experienced COVID restrictions in 2020. Volume increased 32.7% in the number of units sold and average selling price per unit increased 16.2%.

Direct-to-Consumer gross margin increased 530 basis points to 66.9%, primarily driven by higher average selling prices.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity outlook

We have cash and cash equivalents of $508.3 million at September 30, 2022. Amounts held outside the U.S. were $440.5 million, or 86.7%, and approximately $146.7 million was available for repatriation to the U.S. as of September 30, 2022 without incurring additional U.S. federal income taxes and applicable non-U.S. income and withholding taxes.

We borrowed $25.0 million during the quarter on our revolving credit facility for working capital management. As of September 30, 2022, our unused credit capacity under this agreement was $722.2 million with an additional $250.0 million available through an accordion feature. We believe that anticipated cash flows from operations, existing cash and investments balances, available borrowings under our revolving credit facility, and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements for the next twelve months.

Cash Flows

Our working capital at September 30, 2022 was $2.0 billion, an increase of $0.1 billion from working capital of $1.9 billion at December 31, 2021. Our cash and cash equivalents at September 30, 2022 were $508.3 million, compared to $796.3 million at December 31, 2021. Our primary sources of operating cash are collections from customers. Our primary uses of cash are working capital, selling, general and administrative expenses and capital expenditures.

Operating Activities

For the nine months ended September 30, 2022, net cash used in operating activities was $42.8 million compared to net cash provided of $253.2 million for the nine months ended September 30, 2021. The $296.1 million decrease in operating cash flows primarily resulted from increased inventory purchases and receivables balances on wholesale sales and lower net earnings.

Investing Activities

Net cash used in investing activities was $192.7 million for the nine months ended September 30, 2022 compared to $256.1 million for the nine months ended September 30, 2021. The $63.4 million decrease was due to reduced net investment activity of $91.4 million, offset by increased capital expenditures of $28.0 million.

Our capital investments remain focused on supporting our strategic growth priorities, growing our Direct-to-Consumer business, as well as expanding the presence of our brand internationally. Capital expenditures for the nine months ended September 30, 2022 were $263.6 million, which included $92.1 million related to the expansion of our global distribution infrastructure; $79.9 million related to investments in our retail stores and direct-to-consumer technologies; and $67.0 million of investments in our expanded corporate offices domestically and in India. We expect our annual capital expenditures for 2022 to be approximately $300.0 million to $325.0 million, which is primarily related to the expansion of our worldwide distribution capabilities, continued investments in retail and e-commerce technologies and stores, and our corporate offices in Southern California. We expect to fund ongoing capital expenses through a combination of available cash and borrowings.

Financing Activities

Net cash used in financing activities was $48.6 million during the nine months ended September 30, 2022 compared to $415.5 million during the nine months ended September 30, 2021. The decrease is primarily the result of lower repayments on long-term borrowings of $447.5 million, partially offset by repurchasing $74.2 million of common stock.

Capital Resources and Prospective Capital Requirements

Financing Arrangements

As of September 30, 2022, outstanding short-term and long-term borrowings were $393.4 million, of which $293.9 million relates to loans for our domestic and China distribution centers, $60.6 million relates to our operations in China, and the remainder relates to our international operations. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants related to our short-term and long-term borrowings as of the date of this quarterly report. See Note 4 – Financial Commitments of the Condensed Consolidated Financial Statements for additional information.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates did not change materially during the quarter ended September 30, 2022.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2022, the Board of Directors approved a $500 million share repurchase program. The program allows the Company to repurchase shares of Class A common stock from time to time and does not obligate the Company to acquire any particular amount. The following table summarizes the share repurchase activity during the quarter ended September 30, 2022.

Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Dollar Value of Shares that May Yet Be Purchased under the Program (in thousands)
July 31, 2022	—	$—	$450,768
August 31, 2022	573,860	39.24	428,249
September 30, 2022	65,435	38.11	425,755
Total	639,295	$39.13

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1*

Loan Contract, dated October 18, 2022, between Skechers Taicang Trading and Logistics Co Limited, a wholly owned subsidiary of Skechers China Limited, which is a joint venture of the Registrant, and Bank of China Co., Ltd., regarding distribution center in Taicang, China.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of Skechers U.S.A., Inc. for the quarter ended September 30, 2022 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	In accordance with Item 601(b)(32)(iv) of Regulation S-K, portions of this exhibit have been omitted.
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

Date: November 4, 2022	SKECHERS U.S.A., INC.

	By:	/s/ John Vandemore
John Vandemore
Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)