Form 10-K
period 2022-12-31
SKECHERS USA INC
filed 2023-02-28
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2022, the aggregate market value of the voting and non-voting Class A and Class B Common Stock held by non-affiliates of the registrant was approximately $4.9 billion based upon the closing price of $35.58 of the Class A Common Stock on the New York Stock Exchange on such date.

The number of shares of Class A Common Stock outstanding as of February 15, 2023: 134,473,612.

The number of shares of Class B Common Stock outstanding as of February 15, 2023: 20,810,041.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement issued in connection with the 2023 Annual Meeting of the Stockholders of the registrant are incorporated by reference into Part III.

Skechers U.S.A., INC. and subsidiaries

Form 10-K

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
•

global economic, political and market conditions including the effects of inflation and foreign currency exchange rate fluctuations around the world, the challenging consumer retail market in the United States (“U.S.”) and the impact of Russia’s war with Ukraine.

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

Skechers U.S.A., Inc., The Comfort Technology CompanyTM, was incorporated in California in 1992 and reincorporated in Delaware in 1999. Skechers U.S.A., Inc., its consolidated subsidiaries and certain variable interest entities (“VIEs”) of which it is the primary beneficiary, is referred to throughout this annual report as “we,” “us,” “our,” “the Company” and “Skechers” unless otherwise indicated. Reference in this annual report to “sales” refers to Skechers’ net sales reported under U.S. generally accepted accounting principles. Our internet address is www.skechers.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Form 3’s, 4’s and 5’s filed on behalf of directors, officers and 10% stockholders, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our corporate website, www.investors.skechers.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). You can learn more about us by reviewing such filings at www.investors.skechers.com or at the SEC’s website, www.sec.gov.

GENERAL

We design and market Skechers-branded lifestyle footwear for men, women and children, performance footwear for men and women under the Skechers Performance brand name, and work footwear for men and women under Skechers Work brand name. We design and market Skechers branded lifestyle apparel and license the Skechers brand to others for accessories, pet accessories, leather goods, eyewear and medical scrubs, among other categories. Skechers footwear reflects a combination of style, quality, comfort, innovation and value that appeals to a broad range of consumers. Our product offering is sold through wholesale distribution to department and specialty stores, athletic and independent retailers, and e-commerce retailers, and directly to consumers through Skechers brick and mortar and digital stores. Our objective is to profitably grow our operations worldwide while leveraging our recognizable Skechers brand through our diversified product lines, innovative advertising and various distribution channels.

We believe that brand recognition is an important element for success in the footwear business. We aggressively market our brands through comprehensive marketing campaigns for men, women and children. The Skechers brand is supported by print, television, digital, radio, outdoor and press campaigns as well as donation events for BOBS from Skechers. To further drive recognition, we enlist numerous celebrities, former and current athletes, and influencers to appear in our campaigns. In 2022, our brand ambassadors included television personalities and entertainers Martha Stewart, Amanda Kloots, Brooke Burke, Willie Nelson and Chesca, athlete Clayton Kershaw, and former athletes Sugar Ray Leonard, Tony Romo, Howie Long, Cris Carter, Meb Keflezighi, and Rusty Wallace. More recently, culture and entertainment icon Snoop Dogg joined our stable of brand ambassadors. Additionally, athletes supporting our performance footwear included runner Edward Cheserek, elite golfers Matt Fitzpatrick, Brooke Henderson and Colin Montgomerie, and pro pickleball players Tyson McGuffin and Catherine Parenteau.

Since 1992, when we introduced our first line, Skechers USA Sport Utility Footwear, we have expanded our product offering and grown our sales while substantially increasing the breadth and penetration of our account and customer base. Our men’s, women’s and children’s product lines benefit from the Skechers reputation for style, quality, comfort, and innovation all at a reasonable price. Our Performance lines benefit from our marketing, product development, technology, wins on the course or track, and feedback from athletes and wear testers.

SKECHERS LINES

We offer a wide array of Skechers-branded footwear lines, many of which have collections that have developed into well-known names. Most of these collections are marketed and packaged with unique shoe boxes, hangtags and in-store support.

From fashion styles to lifestyle product and performance shoes for sport enthusiasts, our offering is enhanced with the Company’s signature comfort innovations—including its Skechers Arch Fit® Technology, Skechers Max Cushioning® Technology, Skechers Air‑Cooled Memory Foam®, Skechers Relaxed Fit® Technology, Skechers Stretch Fit® Technology, Skechers Hands Free Slip-ins® Technology, Skechers Hyper Burst® Technology, and Massage Fit® Technology.

Lifestyle Brands. Our lifestyle offering includes categories such as Skechers USA, Skechers Sport, Skechers Active, Modern Comfort, Skechers Street, Foamies, Mark Nason, the charity-minded BOBS from Skechers collection, and the recycled materials line Our Planet Matters, among others. Types of footwear sold under this division include casual, casual athletic, sport athletic, trail, sandals, boots, and fashion, and also include the well-known Skechers Uno, Skechers Arch Fit®, and new in 2022, Skechers Hands Free Slip-ins™. Innovation is also important within our lifestyle offering and select styles include patented designs including podiatrist-certified arch support and outsoles for enhanced traction, stability and durability.

Within our lifestyle collections are collaborations with known brands and properties—including street artists like James Goldcrown and well-known animated characters like tokidoki.

Performance Brands. Skechers Performance encompasses several technical footwear lines, each designed for specific activities to maximize performance and promote comfort. The Skechers Performance division designs footwear to utilize the latest advancements in materials and innovative design, including lightweight Ultra GO and Hyper Burst midsole compounds for comfort and responsive feedback. Skechers Performance includes the lines Skechers GOrun, Skechers GOwalk, Skechers GOtrain, Skechers GOtrail, and Skechers GO Golf as well as Skechers Viper Court for pickleball.

Skechers Kids. Skechers Kids is comprised of a wide range of sneakers, casuals, boots, and sandals for boys and girls of all ages – pairing the latest trends with innovative comfort technology. The Skechers Kids offering includes its namesake collection, S-Lights, Skech-Air, Foamies, Twinkle Toes, Skechers Stretch Fit, and Skechers Street.

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

Production Oversight. To safeguard product quality and consistency, we oversee the key aspects of production from initial prototype manufacture, through initial production runs, to final manufacture. Monitoring of all production is performed in the U.S. by our in-house production department and in Asia by staff working from our offices in China and Vietnam. We believe that our Asia presence allows us to negotiate supplier and manufacturer arrangements more effectively, decrease product turnaround time, and ensure timely delivery of finished footwear. In addition, we require our manufacturers to operate in a manner consistent with the Skechers Supplier Code of Conduct posted on our corporate website. We partner with factories that ensure humane conditions for their employees and we engage in routine auditing and monitoring procedures to ensure that those who contribute to our product are treated with civility and respect.

Quality Control. We believe quality control is an important and effective means of maintaining the quality and reputation of our products and brand. Our quality control program is designed to ensure finished goods meet our established design specifications and all goods bearing our trademarks meet our standards for quality. Our quality control personnel located in China and Vietnam perform an array of inspection procedures at various stages of the production process, including examination and testing of prototypes of key raw materials prior to manufacture, samples and materials at various stages of production and final products prior to shipment. Our employees are on-site at each of our major manufacturers to oversee production. For some of our lower volume manufacturers, our staff is on-site during significant production runs, or we perform unannounced visits to their manufacturing sites to further monitor compliance with our manufacturing specifications.

Sustainability. We believe sustainability is an important responsibility in managing our business. In 2021, we introduced Our Planet Matters, a collection for men, women and kids that utilizes recycled materials. We partnered with a global conservation organization to help fund its organization’s global efforts which align with our interests and commitment to reduce tree harvesting and emissions through packaging.

We worked to make our packaging more sustainable for the more-than-225 million units of Skechers that consumers purchased in 2022. Since 2016, we have reduced our products’ packaging plastics by 99% down to less than 1%; all of which is recyclable. Many facilities can now recycle 93% of Skechers-branded shoeboxes, and all of our foot forms and tissue paper packaging are recyclable and printed with soy-or water-based ink. Further, 99% of our shoeboxes meet the FSC® standard for responsible resources, and we continually look for new ways to improve with green materials, regular assessments, and assurance that our items are FSC-certified, recycled or ethically harvested. Our shipping methods reflect our green-minded approach to sustainability: master cartons are printed with soy-or-water-based ink and are 100% recyclable, and at the distribution centers managing more than 90% of our business, our outbound shipping cartons are composed of 96%-100% recycled materials and are 100% recyclable.

Many of our facilities are designed and operated with sustainability in mind, including one of America’s largest LEED Gold certified facilities at our North America distribution center in Southern California. Our expanding corporate offices in Los Angeles, California are being designed and developed to qualify for LEED Gold certification. Our European Distribution Center in Liege, Belgium, has both a BREEAM Very Good rating and a Lean and Green certification.

ADVERTISING AND MARKETING

With a marketing philosophy of “Unseen, Untold, Unsold,” we take a targeted and 360-degree approach to marketing to drive traffic, build brand recognition and properly position our diverse lines within the marketplace. Senior management is directly involved in shaping our image and the conception, development and implementation of our advertising and marketing activities. Our marketing strategy has an omni-channel approach, and we utilize print, outdoor, television, radio, and digital, along with public relations, influencers and social media, promotions, and in-store events. In addition, we utilize celebrity and athlete endorsers in some of our advertisements.

PRODUCT DISTRIBUTION

We have two reportable segments: Wholesale and Direct-to-Consumer. The Company’s collections are available in approximately 180 countries and territories through department and specialty stores, and direct to consumers through digital stores and approximately 4,540 Company- and third-party-owned physical retail stores. The Company manages its international business through a network of wholly-owned subsidiaries, joint venture partners, and distributors.

Our subsidiaries and joint ventures merchandise, market and distribute Skechers product to generate sales in their countries, and we consolidate their results in our financial statements. Our joint venture interests include China, Malaysia and Singapore (50%), Thailand and Israel (51%), Mexico (60%), and South Korea (65%). Where we do not sell directly through our international subsidiaries and joint ventures, our footwear is distributed through a network of distributors and licensees who sell our products to department, athletic and specialty stores.

Wholesale. Our Wholesale segment primarily comprises sales to a vast network of partners. These include: department stores, family shoe stores, specialty running and sporting goods retailers, and big box club stores; franchisee and licensee third-party store operators representing approximately 3,100 Skechers branded stores worldwide; dedicated e-commerce retailers; and international distributors.

Direct-to-Consumer. Our Direct-to-Consumer segment primarily comprises sales by Skechers directly to consumers through a combination of channels. These include approximately 1,450 company-owned retail stores in formats consisting of concept, factory outlet and big box; digital commerce sites and mobile applications; and hosted direct-to-consumer sales through marketplaces in select international markets

We pursue our direct-to-consumer strategy through our integrated retail formats, which enable us to promote the full Skechers product offering in an attractive environment that appeals to a broad group of consumers.

•

E-commerce – Our company-owned e-commerce business enables consumers to shop, browse, find store locations, socially interact, post reviews, and immerse themselves in our brands. Additionally, the e-commerce business provides an efficient and effective retail distribution channel, which continues to improve our customer service and brand experience.

•

Concept Stores – Our concept stores are located at high street locations, major tourist areas or in key shopping malls in metropolitan cities. Our concept stores serve as a showcase for a wide range of our product offering. Retail locations are generally chosen to generate maximum marketing value for the Skechers brand name through signage, store front presentation and interior design. These stores also serve as product testing venues.

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

Store count, openings and closings for our domestic, international and third-party stores are as follows:

	Number of locations
	December 31 2021	Opened	Closed(1)	December 31, 2022
Domestic stores	515	43	(19)	539
International stores	845	172	(112)	905
Distributor, licensee and franchise stores	2,946	529	(382)	3,093
Total Skechers stores	4,306	744	(513)	4,537
(1)	Does not reflect temporary closures due to the COVID-19 pandemic.

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

As of December 31, 2022, we had 27 active licensing agreements in which we are the licensor. We license a variety of Skechers-branded products including apparel, accessories, socks and eyewear; medical scrubs; fitness and yoga accessories, and cold weather products. Additional category-specific collections include Skechers Sport apparel, bags, backpacks and headwear; Twinkle Toes backpacks and lunchboxes; BOBS from Skechers socks and backpacks; and Skechers Work socks. We also have BOBS from Skechers pet accessories in Petco.

DISTRIBUTION FACILITIES AND OPERATIONS

We believe that strong distribution support is a critical factor in our operations. Our distribution network includes (i) an approximately 2.6 million square-foot North American distribution center located in California, (ii) an approximately 2.2 million square-foot European distribution center located in Belgium, (iii) an approximately 1.6 million square foot China distribution center, (iv) an approximately 0.3 million square foot United Kingdom distribution center, (v) company-operated distribution centers or third-party distribution centers in Central America, South America and Asia, and (vi) third-party manufacturers and other international third-party distribution centers.

INTELLECTUAL PROPERTY RIGHTS

We own and utilize a variety of trademarks, including the Skechers trademark. We have a significant number of both registrations and pending applications for our U.S. trademarks. In addition, we have trademark registrations and trademark applications in 162 foreign countries. We have design patents and pending design and utility patent applications in both the U.S. and 39 foreign countries. We continuously look to increase the number of our patents and trademarks both domestically and internationally, where necessary to protect our intellectual property. We regard our trademarks and other intellectual property as valuable assets and believe that they have significant value in marketing our products. We vigorously protect our trademarks against infringement, including through the use of cease and desist letters, administrative proceedings and lawsuits.

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

HUMAN CAPITAL

As of December 31, 2022, we employed approximately 15,100 persons, of whom approximately 7,800 were employed on a full-time basis and approximately 7,300 were employed on a part-time basis, primarily in our retail stores.

Social Responsibility. As a family-focused brand, Skechers was founded on inclusivity, diversity, respect and entrepreneurial spirit with the philosophy of putting people first – offering comfort and care to our employees and customers. In conjunction with our policy against discrimination, Skechers emphasizes that every employee, applicant, contractor and customer is entitled to be treated with dignity and respect. Human rights is a core value at the heart of how we conduct our business, at every level of the Company – including our factories and suppliers. All full-time and part-time corporate employees in the U.S. undergo harassment and diversity training, and employees of our wholly-owned operations in other countries comply with their local laws regarding human rights, harassment and diversity training in the workplace. As it relates to our factories and suppliers specifically, we provide employee and management training to ensure that employees and companies who oversee our production and manufacturer auditing know the most current issues regarding human rights. Our Code of Ethics, Corporate Code of Conduct and Supplier Code of Conduct codify these values and our commitment to diversity, equity and inclusion. These codes are in the Corporate Governance section of the Investor Relations page of our corporate information website located at https://investors.skechers.com/corporate-governance/governance-documents. We intend to post any amendment to, or waivers of, these codes on our website. The information found on, or otherwise accessible through our website, is not incorporated into, and does not form a part of this annual report.

Skechers is focused on reducing its carbon footprint. We have made environmental advancements a top priority at our corporate facilities. Now under construction, our expanding corporate offices remain future-focused as we incorporate our earth-friendly philosophy into our growing footprint. All four corporate buildings are being designed to receive LEED Gold certification upon completion, and include solar panels.

Community. Skechers encourages active participation in the greater community, with annual charity walks for children in the U.S. and around the world. We promote charitable giving and volunteering by sponsoring community service days along with blood drives, food drives, and shoe drives. Additionally, we regularly donate product to not-for-profit organizations. In 2022, the Company donated over 105,000 pairs of new shoes to those in need, more than $1.5 million to Petco Love Foundation to help save the lives of animals in need in the U.S. and Canada.

Health and Safety. Skechers’ lifestyle and performance product offering has shaped our culture with a focus on wellness, and a commitment to providing a safe and healthful work environment for all employees. The Company offers healthy lunch options, an in-house fitness consultant and corporate exercise programs. We offer paid time off to get the COVID-19 vaccine and provided on-site vaccination clinics for our corporate employees and our domestic distribution center employees. We made changes to our corporate facilities, increasing cleaning protocols and distributing personal protective equipment and cleaning supplies to employees; installing touchless doors and faucets in common areas.

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

Our global retail business has required substantial investments in leasehold improvements, inventory, and personnel. We have also made significant operating lease commitments for retail space worldwide. Due to the high fixed-cost structure associated with our global retail business, the poor performance or closure of stores could result in significant lease termination costs, write-offs or impairments of leasehold improvements, and employee-related termination costs. The success of our global retail operations also depends on our ability to identify and adapt to changes in consumer spending patterns and retail shopping preferences globally, including the shift from brick and mortar to digital and mobile channels. Our failure to successfully respond to these factors could adversely affect our retail business, as well as damage our brand and reputation, and could materially affect our results of operations, financial position, and cash flows.

Many Of Our Retail Stores Depend Heavily On The Customer Traffic Generated By Shopping And Factory Outlet Malls Or By Tourism.

Many of our concept stores are in shopping malls and some of our factory outlet stores are in manufacturers’ outlet malls. We depend on obtaining prominent locations and the overall success of the malls to generate customer traffic. The overall success of the malls can be negatively impacted by factors outside of our control, such as store closures by other retailers. Some of our concept stores occupy street locations that are heavily dependent on customer traffic generated by tourism. Tourism can be adversely affected by external factors such as an economic slowdown or social or political events. Any substantial decrease in customer traffic generated by malls or tourism has, and may continue to have, an adverse effect on sales in our existing stores or hinder our ability to open retail stores in new markets, which could negatively affect our operating results.

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

We Have A Significant Work Force And Are Subject To Risks Related To Human Capital Management.

We employ approximately 15,100 employees worldwide and a significant portion of our operating expenses relate to compensation and benefits. Although we spend a significant amount of time and expense on human capital management, we cannot ensure that we will be able to maintain a happy and productive workforce. If we are unable to offer competitive compensation and benefits, appropriate training and development, and a compelling work environment or sustain employee satisfaction, our culture may be adversely affected, our reputation may be damaged, and we may incur costs related to turnover.

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

Substantially all our sales during the year ended December 31, 2022 were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and Vietnam. We also sell our footwear in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including the following: political and social unrest, including terrorism; changing economic conditions, including higher labor costs; increased costs of raw materials; currency exchange rate fluctuations; labor shortages and work stoppages, including those due to the outbreak of a disease leading to an epidemic or pandemic spread; electrical shortages; transportation delays; loss or damage to products in transit; expropriation; nationalization; the adjustment, elimination or imposition of domestic and international duties, tariffs, quotas, import and export controls and other non-tariff barriers; exposure to different legal standards (particularly with respect to intellectual property); compliance with foreign laws; changes in domestic and foreign governmental policies; and the potential for circumstances where we may have to incur premium freight charges to expedite the delivery of product to our customers. If we incur a significant amount of premium charges to airfreight product for our customers and we are not able to collect those charges, our gross profit will be negatively affected. Apart from the impacts of the COVID-19 pandemic, including supply chain constraints, we have not, to date, been materially affected by any such risks, but we cannot predict the likelihood of such developments occurring or the resulting long-term adverse impact on our business, results of operations, financial condition and cash flows.

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

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During the year ended December 31, 2022, the top five manufacturers of our products produced approximately 39.0% of our total purchases. One manufacturer accounted for 16.5% of total purchases for the year ended December 31, 2022.

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

RISKS RELATED TO ECONOMIC AND POLITICAL CONDITIONS, PANDEMICS AND OTHER EXTERNAL FACTORS

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

Russia’s ongoing war with Ukraine and the subsequent economic sanctions imposed by the U.S., NATO and other countries may impact global economic conditions or our ability to sell products to customers in the affected regions. The conflict could also have broader implications on economics outside the region, such as the global inflationary impact of a potential boycott of Russian oil and gas by other countries. Furthermore, any unfavorable developments in global political, social and regulatory conditions, including geopolitical conflicts, political unrest, civil strife, terrorist activity, acts of war, public corruption, expropriation, nationalism and other economic or political uncertainties in the U.S. or internationally, could also impact our business. Any negative sentiment toward the U.S. as a result of any such developments could also adversely affect our business and reputation. If the uncertain global market conditions continue for a significant period or worsen, our results of operations, financial condition, and cash flows could be materially adversely affected.

Our Business Could Be Adversely Affected By Changes In The Business Or Financial Condition Of Our Customers Due To Global Economic Conditions.

A global financial crisis could affect the banking system and financial markets and result in a tightening in the credit markets, more stringent lending standards and terms, higher inflation, and higher volatility in fixed income, credit, currency and equity markets. In addition, our business could be adversely affected by other economic conditions, such as the insolvency of certain of our key distributors, which could impair our distribution channels, or the diminished liquidity or an inability to obtain credit to finance purchases of our product by our significant customers. Our customers may also experience weak demand for our products or other difficulties in their businesses. If economic, financial or political conditions in global markets deteriorate in the future, demand may be lower than forecasted and insufficient to achieve our anticipated financial results. Any of these events would likely harm our business, results of operations, financial condition and cash flows.

Natural Disasters, The Effects Of Climate Change, Pandemics, Including the COVID-19 Pandemic, And Other Events Beyond Our Control Could Have A Material Adverse Effect On Our Business And Results Of Operations.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have a negative effect on us. Our business operations are subject to interruption from earthquakes, hurricanes, tornadoes, floods, fires, extreme weather events, power shortages, pandemics such as COVID-19, terrorism, political unrest, telecommunications failure, vandalism, cyber-attacks, geopolitical instability, war, the effects of climate change, and other events beyond our control. Although we maintain disaster recovery plans, such events could disrupt our operations or those of our customers and suppliers, including through the inability of employees and contract professionals to work, destruction of facilities, loss of life, and adverse effects on supply chains, power, infrastructure and the integrity of information technology systems, all of which could materially increase our costs and expenses, delay or decrease revenue from our customers and disrupt our ability to maintain business continuity. We could incur significant costs to improve the climate-related resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate the effects of climate changes. Our insurance may not be sufficient or cover losses or additional expenses that we may sustain. A significant natural disaster or other event that disrupts our operations or those of our customers or suppliers could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Our business relies heavily on the health and safety of our employees, contract professionals and customers. The impact of a health crisis such as the COVID-19 pandemic on our business, operations, and future financial performance could include, but is not limited to, adverse impacts to our operating income, operating margin, net income, earnings per share and operating cash flows, as expenses may not decrease at the same rate as revenues decline. In addition, our quarterly and annual revenue growth rates and expenses as a percentage of our revenues may differ significantly from our historical rates, and our future operating results may fall below expectations.

Our Sales Are Influenced By Economic Conditions And Uncertainty That Impact Consumer Spending And Consumer Confidence.

Consumer confidence and spending on discretionary items generally declines during periods of economic uncertainty or recession. Our wholesale customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and/or increasing promotional activity. Our retail stores are also affected by these conditions and may experience declines in consumer traffic and spending. As a result, factors that diminish consumer confidence and spending, particularly deterioration in general economic conditions, consumer credit availability, consumer debt levels, inflation, the impact of foreign exchange fluctuations on tourism and tourist spending, volatility in investment returns, fear of unemployment, increases in energy costs or taxes or interest rates, housing market downturns, fear about and impact of pandemic illness (such as the impact of the COVID-19 pandemic), and other factors such as acts of war, natural disasters or terrorist or political events that impact consumer confidence, have had, and may continue to have (with respect to the COVID-19 pandemic), a material adverse effect on our operations and financial condition through their negative impact on our wholesale customers as well as decreased spending in our retail stores and potentially via our e-commerce business.

Natural Disasters Or A Decline In Economic Conditions In California Could Increase Our Operating Expenses Or Adversely Affect Our Sales Revenue.

A substantial portion of our operations are in California, including 96 of our retail stores, our headquarters in Manhattan Beach, and our North America distribution center in Rancho Belago. A decline in the economic conditions in California could have a material adverse impact on our business. Furthermore, a natural disaster or other catastrophic event in California, such as an earthquake or wildfire, could significantly disrupt our business including the operation of our only domestic distribution center. We may be more susceptible to these issues than our competitors whose operations are not as concentrated in California.

Our Environmental, Social And Governance (“ESG”) Commitments and Disclosures May Expose Us To Reputational Risks And Legal Liability.

Our brand and reputation are associated with our public commitments to various corporate ESG initiatives, including our goals relating to sustainability and diversity and inclusion. Our disclosures on these matters and any failure or perceived failure to achieve or accurately report on our commitments, could harm our reputation and adversely affect our client relationships or our recruitment and retention efforts, as well as expose us to potential legal liability. Increasing focus on ESG matters has resulted in, and is expected to continue to result in, the adoption of legal and regulatory requirements designed to mitigate the effects of climate change on the environmental, as well as legal and regulatory requirements requiring climate-related disclosures. If new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or may not meet the expectations of investors or other stakeholders. Our processes and controls for reporting ESG matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required by the SEC, European and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.

RISKS RELATED TO CURRENCY EXCHANGE RATES

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

All our products manufactured overseas and imported into the U.S., the European Union and other countries are subject to customs duties. We are unable to predict whether there may be unfavorable changes in tax laws in the U.S. or overseas, additional customs duties, quotas, tariffs, anti-dumping duties, safeguard measures, cargo restrictions to prevent terrorism or other trade restrictions imposed on the importation of our products in the future. Such actions could adversely affect our ability to produce and market footwear at competitive prices and might have an adverse impact on our sales and results of operations.

Changes To U.S. Or Other Countries’ Trade Policies And Import/Export Regulations Or Our Failure To Comply With Such Regulations May Have A Material Effect On Our Reputation, Business, Financial Condition And Results Of Operations.

Changes in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business could adversely affect our business. U.S. presidential administrations have instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes.

In addition, changes or proposed changes in U.S. or other countries' trade policies may result in restrictions and economic disincentives on international trade. Tariffs and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. Further, any emerging protectionist or nationalist trends either in the U.S. or in other countries could affect the trade environment. The Company, similar to many other multinational corporations, does a significant amount of business that would be impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof or the economy of another country in which we conduct operations, our industry and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition and results of operations

Our Business Could Be Harmed If Our Contract Manufacturers, Suppliers Or Licensees Violate Labor, Trade Or Other Laws.

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

We believe that our trademarks, design patents and other proprietary rights are important to our success and our competitive position. We use trademarks on nearly all our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us and in distinguishing our goods from the goods of others. We consider our Skechers®, Skechers Slip-ins® Skechers Hands Free Slip-ins®, Skechers Performance™, Skechers GOrun®, Skechers GOwalk®, Skechers GO golf®, Skechers GOtrain®, Skechers on-the-GO®, ®, ®, ®, ®, ®, Skechers Cali®, Skechers Street™, Skechers USA®, Skechers Active™, Skechers Sport Active™, Skechers Work™, Max Cushioning®, Massage Fit®, Mark Nason®, D’Lites®, DLT-A®, BOBS®, Glide Step®, Skech-Air®, Skechers Kids™, Twinkle Toes®, S Lights®, Relaxed Fit®, Arch Fit®, Ultra GO®, Hyper Burst®, Skechers Memory Foam™, and Air-cooled Memory Foam® trademarks to be among our most valuable assets, and we have registered these trademarks in many countries. In addition, we own many other trademarks that we utilize in marketing our products. We also have a number of design patents and utility patents covering components and features used in various shoes. We believe that our patents and trademarks are sufficient to permit us to carry on our business as presently conducted. While we vigorously protect our trademarks against infringement, we cannot guarantee that we will be able to secure patents or trademark protection for our intellectual property in the future or that protection will be adequate for future products. Further, we have been sued in the past for patent and trademark infringement and cannot be sure that our activities do not and will not infringe on the intellectual property rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability as well as the diversion of management’s attention from our business, which could negatively impact our business or financial condition.

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

RISKS RELATED TO OUR STOCK AND STOCK PRICE

Our Quarterly Revenues And Operating Results Fluctuate As A Result Of A Variety Of Factors, Including Fluctuations In Demand For Footwear, Delivery Delays And Potential Fluctuations In Our Estimated Annualized Tax Rate, Which May Result In Volatility Of Our Stock Price.

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

One Principal Stockholder Is Able To Control Substantially All Matters Requiring Approval By Our Stockholders And His Interests May Differ From The Interests Of Our Other Stockholders.

As of December 31, 2022, our Chairman of the Board and Chief Executive Officer, Robert Greenberg, beneficially owned 87.3% of our outstanding Class B Common Stock, members of Mr. Greenberg’s immediate family beneficially owned an additional 8.1% of our outstanding Class B Common Stock. The holders of Class A Common Stock and Class B Common Stock have identical rights except that holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As a result, as of December 31, 2022, Mr. Greenberg beneficially owned 53.1% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by other members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 58.6% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to exert significant control over all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Mr. Greenberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A Common Stock. Because Mr. Greenberg’s interests may differ from the interests of the other stockholders, his ability to substantially control, actions requiring stockholder approval, may result in the Company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A Common Stock to the extent that investors or any potential future purchaser view the voting rights of our Class B Common Stock to have superior value.

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

Our corporate headquarters are located at several properties in or near Los Angeles, California, which consist of an aggregate of approximately 248,000 square feet. We own and lease portions of our corporate headquarters.

Our North America distribution center occupies approximately 2.6 million square feet on its main campus in Southern California, which is leased from a joint venture, HF Logistics-SKX (the “JV”). The JV was formed with HF Logistics I, LLC (“HF”) in January 2010 for the purpose of building and operating the facility and is consolidated in our financial statements. An additional 2.4 million square feet of distribution center space is leased from third parties. The main campus leases expire at various dates through August 2036, and the leases for the remaining space expire at various dates through May 2028.

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

We lease most of our international administrative offices, showrooms and distribution facilities located in Asia, Central America, Europe, North America and South America. The property leases expire on various dates through October 2037.

Item 3.	Legal Proceedings

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

Our Class A Common Stock trades under the symbol “SKX” on the New York Stock Exchange.

HOLDERS

As of February 15, 2023, there were 81 holders of record of our Class A Common Stock (including holders who are nominees for an undetermined number of beneficial owners) and 39 holders of record of our Class B Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class B Common Stock is not publicly traded, but each share is convertible upon request of the holder into one share of Class A Common Stock.

DIVIDEND INFORMATION

Since inception, we have not declared or paid any cash dividends on our common stock, and we have no present intention of paying any dividends on our common stock in the foreseeable future. Our Board of Directors periodically reviews our dividend policy to determine whether the declaration of dividends is appropriate.

COMPANY PURCHASES OF EQUITY SECURITIES

On January 31, 2022, the Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its Class A Common Stock, par value $0.001 per share, for an aggregate repurchase price not to exceed $500 million. The Share Repurchase Program expires on January 31, 2025 and does not obligate the Company to acquire any particular amount of shares. There were no repurchases during the three months ended December 31, 2022 and the maximum dollar value of shares that may yet be purchased under the share program was $425.8 million.

EQUITY COMPENSATION PLAN INFORMATION

Our equity compensation plan information is provided as set forth in Part III, Item 12 of this annual report on Form 10-K.

PERFORMANCE GRAPH

The following graph demonstrates the total return to stockholders of our Class A Common Stock from December 31, 2017 to December 31, 2022, relative to the performance of the Russell 1000 Index, S&P Retail Select Industry Index, and the peer group index, which is consists of Nike, Inc., adidas AG, Steven Madden, Ltd., Wolverine World Wide, Inc., Crocs, Inc., and Deckers Outdoor Corporation. As of fiscal year 2022, we believe the members of the S&P Retail Select Industry Index better represents our business.

Comparison of 5 Year Cumulative Total Returns

(in dollars)	2017	2018	2019	2020	2021	2022
Skechers U.S.A., Inc.	100.00	60.49	114.14	94.98	114.69	110.86
Russell 1000	100.00	95.22	125.14	151.37	191.42	154.80
S&P Retail Select Industry	100.00	92.12	104.99	148.70	212.60	145.17
Peer Group	100.00	116.76	165.94	219.31	243.31	166.51

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the first quarter of 2022, the Company realigned its reporting structure to two reportable segments, Wholesale and Direct-to-Consumer. Prior period amounts have been recast. Wholesale includes sales to department stores, family shoe stores, specialty running and sporting goods retailers, and big box club stores; franchisee and licensee third-party store operators; dedicated e-commerce retailers; and international distributors. Direct-to-Consumer includes direct sales to consumers through an integrated retail format of company-owned physical stores and digital platforms and hosted digital marketplaces in select international markets. With the exception of our segment realignment, this section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons that are not included in this Form 10-K can be found in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and “—Liquidity and Capital Resources” in our annual report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 25, 2022.

OVERVIEW

This year was a significant milestone for the Company. Not only was it our 30th year in business, we also achieved record sales of $7.4 billion, an increase of $1.1 billion or 18% over the prior year. Our continued growth demonstrates the strength of our brand and the robust demand for our innovative product portfolio. The year also presented challenges, including temporary COVID-related store closures predominantly in China, rising freight and logistics costs, elevated inventory levels and supply chain disruptions that created congestion in our distribution network. We were able to manage these challenges due to the flexibility, creativity and dedication of the global Skechers organization.

Our core product philosophy of comfort, style, innovation, and quality at the right price continues to resonate with consumers, and we remain focused on delivering our comfort technology footwear as quickly as possible to meet consumer demand. We remain focused on executing against our long-term growth strategies and believe we are well positioned to meet our sales goal of $10 billion by 2026. We are committed to the following investments in support of our global growth strategy:

•	Wholesale: product development, marketing, distribution infrastructure and sales capabilities.
•	Direct-to-Consumer: product development, marketing, new stores, digital commerce capabilities and distribution infrastructure.

Growth in the Wholesale segment is expected to derive from expanding our existing shelf-space with current partners, acquiring new partners, supporting the growth of incremental franchise and licensed Skechers branded stores, as well as the introduction of new products to existing partners. Growth in the Direct-to-Consumer segment is expected to derive from increasing our digital commerce capabilities, expanding our physical retail footprint and leveraging third-party digital platforms and marketplaces.

RESULTS OF OPERATIONS

Selected information from our results of operations follows:

	Year Ended December 31,		Change
(in thousands)	2022	2021	$	%
Sales	$7,444,550	$6,310,187	1,134,363	18.0
Cost of sales	3,929,193	3,185,816	743,377	23.3
Gross profit	3,515,357	3,124,371	390,986	12.5
Gross margin	47.2%	49.5%		(230	)bps
Operating expenses
Selling	583,626	499,532	84,094	16.8
General and administrative	2,385,061	2,026,652	358,409	17.7
Total operating expenses	2,968,687	2,526,184	442,503	17.5
As a % of sales	39.9%	40.0%		(20	)bps
Earnings from operations	546,670	598,187	(51,517)	(8.6)
Operating margin	7.3%	9.5%		(210	)bps
Other expense	(24,413)	(28,430)	4,017	(14.1)
Earnings before income taxes	522,257	569,757	(47,500)	(8.3)
Income tax expense (benefit)	93,095	(245,875)	338,970	n/m
Net earnings	429,162	815,632	(386,470)	(47.4)
Less: Net earnings attributable to noncontrolling interests	56,134	74,129	(17,995)	(24.3)
Net earnings attributable to Skechers U.S.A., Inc.	$373,028	$741,503	(368,475)	(49.7)

Sales

Sales increased $1.1 billion, or 18.0%, to $7.4 billion as a result of a 20.0% increase domestically and a 16.6% increase internationally. Wholesale sales increased 23.2% and Direct-to-Consumer increased 10.2%. Sales increased overall due to improved volume and higher average selling prices.

Gross margin

Gross margin decreased 230 basis points to 47.2% primarily driven by increased freight and logistics costs, partially offset by average selling price increases.

Operating expenses

Operating expenses increased $442.5 million, or 17.5%, to $3.0 billion, and as a percentage of sales improved 20 basis points to 39.9%. Selling expenses increased $84.1 million, or 16.8%, to $583.6 million, primarily due to higher demand creation expenditures in digital advertising and global marketing. General and administrative expenses increased $358.4 million, or 17.7%, to $2.4 billion, due to higher labor and compensation costs of $193.9 million and warehouse and distribution expenses of $75.4 million as a result of supply chain and logistics challenges at the domestic distribution center and higher volume driven expenses. Included in these costs is approximately $90.0 million of labor and distribution expenses related to the supply chain challenges at the domestic distribution center.

Other expense

Other expense decreased $4.0 million to $24.4 million, compared to $28.4 million, primarily due to improvements in foreign currency exchange rates in Europe, Middle East & Africa.

Income taxes

Income tax expense (benefit) and the effective tax rate were as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Income tax expense (benefit)	$93,095	$(245,875)
Effective tax rate	17.8%	(43.2)%

Income tax expense was $93.1 million as compared to an income tax benefit of $245.9 million in 2021 due to the establishment of deferred tax assets from an intra-entity transfer of certain intellectual property rights of $346.8 million. Our effective tax rate was 17.8% as compared to negative 43.2% tax rate in the prior year, which included the impact of a 60.9% benefit from the intellectual property rights transfer.

Our income tax expense (benefit) and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (losses) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0.0% to 34.0%, which on average are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 25.0%.

See Note 10 – Income Taxes of the Consolidated Financial Statements for additional information.

Noncontrolling interest in net earnings of consolidated subsidiaries

Noncontrolling interest represents the share of net earnings or loss that is attributable to our joint venture partners. Net earnings attributable to noncontrolling interest decreased $18.0 million to $56.1 million as compared to $74.1 million, primarily due to reduced earnings by our joint ventures, predominantly China, due to store closures resulting from COVID in China.

RESULTS OF SEGMENT OPERATIONS

Wholesale

	Year Ended December 31,			2022 vs 2021 Change			2021 vs 2020 Change
(in thousands)	2022	2021	2020	$	%		$	%
Sales	$4,632,429	$3,758,640	$2,835,010	873,789	23.2		923,630	32.6
Gross profit	1,669,276	1,437,517	1,112,558	231,759	16.1		324,959	29.2
Gross margin	36.0%	38.2%	39.2%		(220	)bps		(100	)bps

2022 to 2021 Comparison

Wholesale sales increased $0.9 billion, or 23.2%, to $4.6 billion, driven primarily by growth of 28.7% in the Americas and Europe, Middle East & Africa of 33.9%. Volume increased 18.2% in the number of units sold and average selling price per unit increased 4.8%.

Wholesale gross margin decreased 220 basis points to 36.0% due to higher average cost per unit, primarily driven by increased freight and logistics costs, partially offset by average selling price increases.

2021 to 2020 Comparison

Wholesale sales increased $0.9 billion, or 32.6% to $3.8 billion, as a result of growth across the Americas of 30.1%, Europe, Middle East & Africa of 37.3% and Asia Pacific of 32.3% which were impacted by 2020 COVID-related market closures. Volume increased 27.9% in the number of units sold and average selling price per unit increased 3.6%.

Wholesale gross margin decreased 100 basis points to 38.2% primarily due to higher average cost per unit, partially offset by the increase in the average selling price per unit.

Direct-to-Consumer

	Year Ended December 31,			2022 vs 2021 Change			2021 vs 2020 Change
(in thousands)	2022	2021	2020	$	%		$	%
Sales	$2,812,121	$2,551,547	$1,778,420	260,574	10.2		773,127	43.5
Gross profit	1,846,081	1,686,854	1,093,240	159,227	9.4		593,614	54.3
Gross margin	65.6%	66.1%	61.5%		(50	)bps		460	bps

2022 to 2021 Comparison

Direct-to-Consumer sales increased $260.6 million, or 10.2%, to $2.8 billion, led by increases in the Americas of 13.8%, Europe, Middle East & Africa of 25.3%, and Asia Pacific of 1.8%. Volume increased 6.6% in the number of units sold and average selling price per unit increased 3.4%.

Direct-to-Consumer gross margin decreased 50 basis points to 65.6%, due to higher average cost per unit, primarily driven by increased freight costs, partially offset by average selling price increases.

2021 to 2020 Comparison

Direct-to-Consumer sales increased $0.8 billion, or 43.5%, to $2.6 billion, driven by increases of 48.6% in the Americas, 31.6% in Asia Pacific, and 76.8% in Europe, Middle East & Africa which experienced COVID restrictions in 2020. Average selling price per unit increased 14.7% and volume increased 25.0% in the number of units sold.

Direct-to-Consumer gross margin increased 460 basis points to 66.1%, primarily driven by higher average selling prices.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity outlook

We have cash and cash equivalents of $615.7 million at December 31, 2022. Amounts held outside the U.S. were $516.8 million, or 83.9%, and approximately $206.7 million was available for repatriation to the U.S. as of December 31, 2022 without incurring additional U.S. federal income taxes and applicable non-U.S. income and withholding taxes.

We finance our production activities in part through the use of interest-bearing open purchase arrangements with certain of our contract manufacturers. These facilities currently bear interest at a rate between 0.0% and 0.4% for 30- to 60-day financing, depending on the factory. We believe that the use of these arrangements affords us additional liquidity and flexibility. We do not have any long-term contracts with any of our manufacturers, however, we have long-standing relationships with many and believe our relationships to be positive.

At December 31, 2022, we have unused credit capacity of $747.3 million on our revolving credit facility, with an additional $250.0 million available through an accordion feature. We believe that anticipated cash flows from operations, existing cash and investments balances, available borrowings under our revolving credit facility, and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements for the next twelve months.

Cash Flows

Our working capital at December 31, 2022 was $2.0 billion, an increase of $0.1 billion from working capital of $1.9 billion at December 31, 2021. Our cash and cash equivalents at December 31, 2022 were $615.7 million, compared to $796.3 million at December 31, 2021. Our primary source of operating cash is collections from customers. Our primary uses of cash are inventory purchases, selling, general and administrative expenses and capital expenditures.

Operating Activities

Net cash provided by operating activities was $238.3 million for 2022 and $212.2 million for 2021. The $26.2 million increase in cash flows from operating activities in 2022 resulted from lower inventory purchases, partially offset by higher accounts receivables balances on wholesale sales.

Investing Activities

Net cash used in investing activities was $287.5 million for 2022 as compared to $344.7 million for 2021. The $57.2 million decrease was due to lower investment purchases and proceeds, partially offset by increased capital expenditures.

Our capital investments remain focused on supporting our strategic growth priorities, growing our Direct-to-Consumer business, as well as expanding the presence of our brand internationally. Capital expenditures for the year ended December 31, 2022 were approximately $359.0 million, which included $132.3 million for the expansion of our global distribution infrastructure, $103.7 million for investments in our retail stores and direct-to-consumer technologies, and $88.8 million of investments in our expanded corporate offices domestically and in India. We expect our capital expenditures for 2023 to be approximately $300.0 million to $350.0 million, as we continue to invest in our strategic priorities, including additional stores, added omnichannel capabilities and incremental distribution capacity in key markets. We expect to fund ongoing capital expenses through a combination of available cash and borrowings.

Financing Activities

Net cash used in financing activities was $118.1 million during 2022 compared to $433.9 million in 2021. The decrease is primarily the result of lower payments on long-term borrowings of $392.0 million, partially offset by the repurchase of $74.2 million of common stock.

Capital Resources and Prospective Capital Requirements

Share Repurchase Program

On January 31, 2022, the Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its Class A Common Stock, par value $0.001 per share, for an aggregate repurchase price not to exceed $500 million. The Share Repurchase Program expires on January 31, 2025 and does not obligate the Company to acquire any particular amount of shares. As of December 31, 2022, $425.8 million remains available under the Share Repurchase Program.

Financing Arrangements

As of December 31, 2022, outstanding short-term and long-term borrowings were $339.3 million, of which, $257.4 million relates to loans for our domestic and China distribution centers, $54.4 million relates to our operations in China and the remainder relates to our international operations. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants related to our short-term and long-term borrowings as of the date of this annual report. See Note 6 – Financial Commitments of the Consolidated Financial Statements for additional information.

Commitments

Our material cash requirements as of December 31, 2022 which are not reflected as liabilities in the consolidated balance sheets include open purchase commitments with our foreign manufacturers of approximately $1.1 billion.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

Inventory reserves. Inventory is stated at the lower of cost or net realizable value. Inventory reserves are recorded for excess and slow-moving inventory. Our analysis includes a review of inventory quantities on hand at period-end in relation to year-to-date sales, existing orders from customers and projections for sales in the foreseeable future. The net realizable value is determined based on historical sales experience on a style-by-style basis. The valuation of inventory could be impacted by changes in public and consumer preferences, demand for product, changes in the buying patterns of both retailers and consumers and inventory management of customers.

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

Tax estimates. The establishment of deferred tax assets from intra-entity transfers of certain intellectual property rights and other transactions requires management to make significant estimates and assumptions to determine the fair value of such intellectual property rights. The valuation of deferred tax assets requires significant estimates and assumptions including, but not limited to, future revenue growth, discount rates and the expected life of the assets, which by their nature are inherently uncertain and may ultimately differ materially from our actual results. We record a valuation allowance when necessary to reduce our deferred tax assets to the amount that is more likely than not to be realized. The likelihood of a material change in our expected realization of our deferred tax assets depends on future taxable income and the effectiveness of our tax planning strategies amongst the various domestic and international tax jurisdictions in which we operate. We evaluate our projections of taxable income to determine the recoverability of our deferred tax assets and the need for a valuation allowance.

EXCHANGE RATES

We receive U.S. dollars for substantially all of our domestic and a portion of our international product sales, as well as our royalty income. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. dollars. However, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may impact our cost of goods in the future. During 2022 and 2021, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements for recently adopted and recently issued accounting standards.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have and will have an impact on our results of operations.

Interest rate fluctuations. As of December 31, 2022, we have $122.8 million and $216.5 million of outstanding current and long-term borrowings, subject to changes in interest rates. A 200-basis point increase in interest rates would have increased interest expense by approximately $6.6 million for the year ended December 31, 2022. We do not expect changes in interest rates to have a material impact on our financial condition or results of operations or cash flows during the remainder of 2023. The interest rate charged on our unsecured revolving credit facility is based on SOFR, our North America distribution center construction loan is based on the one-month Bloomberg Short-Term Bank Yield Index (“BSBY”). Our China distribution center and China operational loans are based on a reference rate provided by the People’s Bank of China. Our loan with the Company’s joint venture with HF Logistics I, LLC (“HF”), HF Logistics-SKX, LLC (the “JV”), through a wholly-owned subsidiary of the JV (“HF-T1”), is based on the LIBOR Daily Floating Rate plus a margin of 1.75%. Changes in these interest rates will have an effect on the interest charged on outstanding balances.

We may enter into derivative financial instruments such as interest rate swaps in order to limit our interest rate risk on our long-term debt. We had one derivative instrument in place as of December 31, 2022 to hedge the cash flows on our $129.5 million variable rate debt on our North America distribution center, which was entered into by the JV. This instrument was a variable to fixed derivative with a notional amount of $129.5 million at December 31, 2022. Our receive rate was one-month LIBOR and the average pay rate was 0.795%. The rate swap agreement utilized by us effectively modifies our exposure to interest rate risk by converting our floating-rate debt to a fixed rate basis over the life of the loan, thus reducing the impact of interest-rate changes on future interest payments.

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

Assets and liabilities outside the U.S. are located in regions where we have subsidiaries or joint ventures: the Americas, Europe, Middle East & Africa, and Asia-Pacific. Our investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation loss of $36.6 million and loss of $21.0 million, for the years ended December 31, 2022 and 2021, that are deferred and recorded as a component of accumulated other comprehensive loss in stockholders’ equity. A 200-basis point reduction in each of these exchange rates at December 31, 2022 would have reduced the values of our net investments by approximately $87.5 million.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Skechers U.S.A., Inc.

Manhattan Beach, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Skechers U.S.A., Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Income Taxes

As described in Note 10 to the Company’s consolidated financial statements, the Company’s income tax expense for the fiscal year ended December 31, 2022 was $93.1 million, of which $7.3 million represented U.S. Federal tax expense, $8.3 million represented U.S. State tax expense, and the remaining $77.5 million represented foreign tax expense. The Company operates in multiple jurisdictions worldwide through its wholly-owned subsidiaries and several joint ventures.

We identified accounting for the Company’s income tax provision as a critical audit matter. The Company’s income tax provision processes include the following: (i) reporting and data accumulation from multiple foreign jurisdictions, (ii) assessment of deferred tax assets and liabilities, and (iii) development of certain complex assumptions used in transfer pricing studies and related determinations. Auditing these certain elements of the income tax provision involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•	Evaluating management’s computation of deferred tax assets and liabilities.

•	Testing mathematical accuracy and computation of the tax provision and agreeing to relevant source information.
•

Utilizing personnel with specialized skill and knowledge in transfer pricing to assist in evaluating the reasonableness of certain assumptions, and overall conclusions related to the Company’s transfer pricing studies over inter-company transactions.

•	Utilizing personnel with specialized skill and knowledge in domestic and foreign taxes to assist in assessing the appropriateness and accuracy of the income tax provision.

 /s/ BDO USA, LLP

We have served as the Company's auditor since 2013.

Los Angeles, California

February 28, 2023

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31,
(in thousands, except par values)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$615,733	$796,283
Short-term investments	102,166	98,580
Trade accounts receivable, less allowances of $59,472 and $62,684	848,287	732,793
Other receivables	86,036	80,043
Inventory	1,818,016	1,470,994
Prepaid expenses and other	176,035	193,547
Total current assets ($1,014,962 and $1,040,765 related to VIEs)	3,646,273	3,372,240
Property, plant and equipment, net	1,345,370	1,128,909
Operating lease right-of-use assets	1,200,565	1,224,580
Deferred tax assets	454,190	451,355
Long-term investments	70,498	145,590
Goodwill	93,497	93,497
Other assets, net	83,094	75,109
Total non-current assets ($598,973 and $608,607 related to VIEs)	3,247,214	3,119,040
TOTAL ASSETS	$6,893,487	$6,491,280
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$957,384	$876,342
Accrued expenses	294,143	265,420
Operating lease liabilities	238,694	225,658
Current installments of long-term borrowings	103,184	76,967
Short-term borrowings	19,635	1,195
Total current liabilities ($568,158 and $601,929 related to VIEs)	1,613,040	1,445,582
Long-term operating lease liabilities	1,063,672	1,094,748
Long-term borrowings	216,488	263,445
Deferred tax liabilities	8,656	11,820
Other long-term liabilities	120,045	133,613
Total non-current liabilities ($293,726 and $368,994 related to VIEs)	1,408,861	1,503,626
Total liabilities	3,021,901	2,949,208
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred Stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.001 par value; 500,000 shares authorized; 134,473 and 135,107 shares issued and outstanding	134	135
Class B Common Stock, $0.001 par value; 75,000 shares authorized; 20,810 and 20,939 shares issued and outstanding	21	21
Additional paid-in capital	403,799	429,608
Accumulated other comprehensive loss	(84,897)	(48,323)
Retained earnings	3,250,931	2,877,903
Skechers U.S.A., Inc. equity	3,569,988	3,259,344
Noncontrolling interests	301,598	282,728
Total stockholders' equity	3,871,586	3,542,072
TOTAL LIABILITIES AND EQUITY	$6,893,487	$6,491,280

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Sales	$7,444,550	$6,310,187	$4,613,430
Cost of sales	3,929,193	3,185,816	2,407,632
Gross profit	3,515,357	3,124,371	2,205,798
Operating expenses
Selling	583,626	499,532	351,471
General and administrative	2,385,061	2,026,652	1,720,643
Total operating expenses	2,968,687	2,526,184	2,072,114
Earnings from operations	546,670	598,187	133,684
Total other income (expense)	(24,413)	(28,430)	21,045
Earnings before income taxes	522,257	569,757	154,729
Income tax expense (benefit)	93,095	(245,875)	8,502
Net earnings	429,162	815,632	146,227
Less: Net earnings attributable to noncontrolling interest	56,134	74,129	47,663
Net earnings attributable to Skechers U.S.A., Inc.	$373,028	$741,503	$98,564
Net earnings per share attributable to Skechers U.S.A., Inc.
Basic	$2.40	$4.77	$0.64
Diluted	$2.38	$4.73	$0.64
Weighted-average shares used in calculating net earnings per share attributable to Skechers U.S.A., Inc.
Basic	155,627	155,539	154,184
Diluted	156,608	156,794	154,894

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net earnings	$429,162	$815,632	$146,227
Other comprehensive income, net of tax
Net unrealized gain (loss) on derivative contract	9,787	3,372	(1,649)
Gain (loss) on foreign currency translation adjustment	(53,552)	(22,141)	11,540
Comprehensive income	385,397	796,863	156,118
Less: Comprehensive income attributable to noncontrolling interests	48,190	76,398	54,846
Comprehensive income attributable to Skechers U.S.A., Inc.	$337,207	$720,465	$101,272

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Consolidated Statements of Equity

	Shares		Amount			Accumulated
	Class A	Class B	Class A	Class B	Additional	other		Skechers		Total
	Common	Common	Common	Common	paid-in	comprehensive	Retained	U.S.A., Inc.	Noncontrolling	stockholders'
(in thousands)	Stock	Stock	Stock	Stock	capital	loss	earnings	equity	interests	equity
Balance at December 31, 2019	131,071	22,408	$131	$22	$306,669	$(29,993)	$2,037,836	$2,314,665	$221,442	$2,536,107
Net earnings	—	—	—	—	—	—	98,564	98,564	47,663	146,227
Foreign currency translation adjustment	—	—	—	—	—	2,708	—	2,708	8,832	11,540
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(81,105)	(81,105)
Noncontrolling interest of acquired businesses	—	—	—	—	—	—	—	—	49,045	49,045
Net unrealized loss on derivative contract	—	—	—	—	—	—	—	—	(1,649)	(1,649)
Stock compensation expense	—	—	—	—	65,240	—	—	65,240	—	65,240
Proceeds from the employee stock purchase plan	233	—	1	—	5,915	—	—	5,916	—	5,916
Shares issued under the incentive award plan	1,094	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(172)	—	—	—	(5,658)	—	—	(5,658)	—	(5,658)
Conversion of Class B Common Stock into Class A Common Stock	1,392	(1,392)	1	(1)	—	—	—	—	—	—
Balance at December 31, 2020	133,618	21,016	$134	$21	$372,165	$(27,285)	$2,136,400	$2,481,435	$244,228	$2,725,663
Net earnings	—	—	—	—	—	—	741,503	741,503	74,129	815,632
Foreign currency translation adjustment	—	—	—	—	—	(21,038)	—	(21,038)	(1,103)	(22,141)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	6,731	6,731
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(41,557)	(41,557)
Purchase of noncontrolling interest	—	—	—	—	(6,856)	—	—	(6,856)	(3,072)	(9,928)
Net unrealized gain on derivative contract	—	—	—	—	—	—	—	—	3,372	3,372
Stock compensation expense	—	—	—	—	60,108	—	—	60,108	—	60,108
Proceeds from the employee stock purchase plan	226	—	—	—	7,276	—	—	7,276	—	7,276
Shares issued under the incentive award plan	1,252	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(66)	—	—	—	(3,084)	—	—	(3,084)	—	(3,084)
Conversion of Class B Common Stock into Class A Common Stock	77	(77)	—	—	—	—	—	—	—	—
Balance at December 31, 2021	135,107	20,939	$135	$21	$429,608	$(48,323)	$2,877,903	$3,259,344	$282,728	$3,542,072
Net earnings	—	—	—	—	—	—	373,028	373,028	56,134	429,162
Foreign currency translation adjustment	—	—	—	—	—	(36,574)	—	(36,574)	(16,978)	(53,552)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(29,320)	(29,320)
Net unrealized gain on derivative contract	—	—	—	—	753	—	—	753	9,034	9,787
Stock compensation expense	—	—	—	—	59,874	—	—	59,874	—	59,874
Proceeds from the employee stock purchase plan	243	—	—	—	8,131	—	—	8,131	—	8,131
Shares issued under the incentive award plan	1,424	—	2	—	(1)	—	—	1	—	1
Shares redeemed for employee tax withholdings	(503)	—	(1)	—	(20,323)	—	—	(20,324)	—	(20,324)
Repurchases of common stock	(1,927)	—	(2)	—	(74,243)	—	—	(74,245)	—	(74,245)
Conversion of Class B Common Stock into Class A Common Stock	129	(129)	—	—	—	—	—	—	—	—
Balance at December 31, 2022	134,473	20,810	$134	$21	$403,799	$(84,897)	$3,250,931	$3,569,988	$301,598	$3,871,586

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities
Net earnings	$429,162	$815,632	$146,227
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	153,716	139,577	142,810
Provision for bad debts and returns	37,806	62,771	50,696
Stock compensation	59,874	60,108	65,240
Deferred income taxes	(6,489)	(387,250)	(19,568)
Net settlement gain	—	—	(13,877)
Net foreign currency adjustments	(2,366)	2,154	(13,854)
Changes in operating assets and liabilities
Receivables	(179,734)	(154,248)	13,259
Inventory	(389,026)	(458,002)	78,632
Other assets	(33,007)	(110,464)	(153,092)
Accounts payable	107,199	135,140	(37,714)
Other liabilities	61,190	106,734	72,694
Net cash provided by operating activities	238,325	212,152	331,453
Cash flows from investing activities
Capital expenditures	(358,992)	(309,674)	(309,916)
Purchases of investments	(70,837)	(215,164)	(166,614)
Proceeds from sales and maturities of investments	142,343	180,172	164,062
Net cash used in investing activities	(287,486)	(344,666)	(312,468)
Cash flows from financing activities
Net proceeds from the employee stock purchase plan	8,131	7,276	5,916
Repayments on long-term borrowings	(95,410)	(487,441)	(86,357)
Proceeds from long-term borrowings	74,670	96,187	702,998
Net proceeds from (repayments on) short-term borrowings	18,439	(2,102)	(2,492)
Payments for employee taxes related to stock compensation	(20,324)	(3,084)	(5,658)
Repurchases of common stock	(74,245)	—	—
Purchase of noncontrolling interest	—	(9,928)	—
Contributions from noncontrolling interests	—	6,731	—
Distributions to noncontrolling interests	(29,320)	(41,557)	(81,105)
Net cash provided by (used in) financing activities	(118,059)	(433,918)	533,302
Effect of exchange rates on cash and cash equivalents	(13,330)	(8,111)	(6,337)
Net change in cash and cash equivalents	(180,550)	(574,543)	545,950
Cash and cash equivalents at beginning of the period	796,283	1,370,826	824,876
Cash and cash equivalents at end of the period	$615,733	$796,283	$1,370,826
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$19,293	$14,579	$15,987
Income taxes, net	113,933	125,082	55,825
Non-cash transactions:
Purchase price adjustment for Skechers Mexico	—	—	49,045
ROU assets exchanged for lease liabilities	327,022	356,855	318,713

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

USE OF ESTIMATES

The Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Significant areas requiring the use of estimates relate primarily to allowances for bad debts, returns and customer chargebacks, inventory reserves, litigation reserves and valuation of deferred income taxes. Actual results could differ materially from those estimates.

REVENUE RECOGNITION

The Company derives income from the sale of footwear and apparel and royalties earned from licensing the Skechers brand. The Company recognizes sales revenue, net of estimated returns and excluding sales and value added taxes. Revenue is recognized at point of sale or upon shipment, the point in time where control transfers to the customer.

Wholesale sales are recognized upon shipment. Direct-to-consumer revenues are recognized at the point of sale for transactions with customers at the Company’s retail stores and recognized upon shipment for sales made through its websites.

Sales are reduced by an estimate of customer merchandise returns, which is calculated based on historical experience. The Company reserves for potential disputed amounts or chargebacks from its customers. The Company’s chargeback reserve is based on a collectability percentage calculated using factors such as historical trends, current economic conditions and nature of the chargeback.

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

WAREHOUSE AND DISTRIBUTION COSTS

The Company’s distribution network-related costs are included in general and administrative expenses. Distribution expenses, including the functions of purchasing, receiving, inspecting, allocating, surface transportation, warehousing and packaging product totaled $538.7 million, $376.5 million and $315.8 million for 2022, 2021 and 2020.

PRODUCT DESIGN AND DEVELOPMENT COSTS

The Company charges product design and development costs to general and administrative expenses. Aggregate product design and development costs were approximately $28.1 million, $24.6 million, and $17.9 million during the years ended December 31, 2022, 2021 and 2020.

ADVERTISING

Advertising costs are expensed in the period in which an advertisement first runs, or over the life of an endorsement contract. Advertising expense for the years ended December 31, 2022, 2021 and 2020 was approximately $473.7 million, $375.0 million and $248.7 million. Prepaid advertising costs were $17.2 million and $9.7 million at December 31, 2022 and 2021. Prepaid amounts represent the unamortized portion of endorsement contracts, advertising in trade publications and media productions created, but not run.

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

INVENTORY

Inventory is stated at the lower of cost (based on the first-in, first-out method) or net realizable value. Cost of product includes shipping and handling fees. The Company estimates losses from obsolete or slow-moving inventory and reserves the cost of inventory at the time such determinations are made. Expense associated with inventory reserves is recognized in cost of sales.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The Company reviews stores for impairment annually or when facts and circumstances indicate that the carrying values may be impaired. The Company did not record material impairment charges during the years ended December 31, 2022, 2021 or 2020. The principal estimated useful lives are as follows:

Buildings	20 to 40 years
Building improvements	10 to 20 years
Furniture, fixtures and equipment	5 to 20 years
Leasehold improvements	Shorter of useful life or remaining lease term

GOODWILL

Business acquisitions are accounted for under the acquisition method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. As of December 31, 2022, and December 31, 2021, the Company had $93.5 million of goodwill included in the Wholesale segment. Goodwill is not amortized but is tested at least annually in the fourth quarter for impairment or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

INTANGIBLE ASSETS

Within other assets, net, the Company has amortizable intangible assets consisting of reacquired rights with a gross carrying value of $49.1 million and accumulated amortization of $25.9 million and $19.0 million as of December 31, 2022 and 2021. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Amortization expense related to amortizable intangible assets was $6.9 million for both years ended December 31, 2022 and 2021. Future amortization expense related to amortizable intangible assets will be approximately $6.9 million per year for the each of the years 2023 through 2025, $1.9 million for 2026, $0.3 million for 2027, and $0.4 million thereafter. The weighted-average amortization period for amortizable reacquired rights is 7 years.

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

In March 2021, the minority interest related to the Hong Kong joint venture was purchased for $10.0 million. The change in the Company’s ownership of the Hong Kong entity continues to be included in the Company’s consolidated financial statements. There have been no changes during 2022 in the accounting treatment or characterization of any previously identified VIEs. The Company continues to reassess these relationships based on events and circumstances. The assets of these joint ventures are restricted, as they are not available for general business use outside the context of such joint ventures. The holders of the liabilities of each joint venture have no recourse to the Company.

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

The Company’s Level 1 investments primarily include money market funds and U.S. Treasury securities; Level 2 investments primarily include corporate notes and bonds, asset-backed securities, and actively traded mutual funds; and the Company does not currently have any Level 3 assets or liabilities. The Company has one Level 2 derivative instrument which is an interest rate swap (see Note 6 – Financial Commitments) classified as other assets, net at both December 31, 2022 and 2021. The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. Credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

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

DERIVATIVE INSTRUMENTS

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Company uses an interest rate swap as part of its interest rate risk management strategy. The Company’s interest rate swap, designated as a cash flow hedge, involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. By utilizing an interest rate swap, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. As of December 31, 2022, all counterparties to the interest rate swap had performed in accordance with their contractual obligations.

    RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended and supplemented by subsequent ASUs (collectively, “ASU 2020-04” and “ASU 2022-06”), which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for borrowing instruments, which use LIBOR as a reference rate, and is available through December 31, 2024. The Company has evaluated this ASU and does not expect its adoption to have a material impact on its consolidated financial statements.

(2)	Cash, Cash Equivalents, Short-term and Long-term Investments

The following tables show the Company’s cash, cash equivalents, short-term and long-term investments by significant investment category:

	As of December 31, 2022
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$539,730	$539,730	$539,730	$—	$—
Level 1
Money market funds	71,503	71,503	71,503	—	—
U.S. Treasury securities	18,201	18,201	2,000	16,201	—
Total level 1	89,704	89,704	73,503	16,201	—
Level 2
Corporate notes and bonds	101,959	101,959	2,500	85,731	13,728
Asset-backed securities	4,641	4,641	—	234	4,407
Mutual funds	N/A	5,893	—	—	5,893
Total level 2	106,600	112,493	2,500	85,965	24,028
Total	$736,034	$741,927	$615,733	$102,166	$24,028

	As of December 31, 2021
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$664,220	$664,220	$664,220	$—	$—
Level 1
Money market funds	132,063	132,063	132,063	—	—
U.S. Treasury securities	25,437	25,437	—	8,896	16,541
Total level 1	157,500	157,500	132,063	8,896	16,541
Level 2
Corporate notes and bonds	148,373	148,373	—	84,783	63,590
Asset-backed securities	17,180	17,180	—	4,901	12,279
Mutual funds	N/A	4,301	—	—	4,301
Total level 2	165,553	169,854	—	89,684	80,170
Total	$987,273	$991,574	$796,283	$98,580	$96,711

The Company’s investments consist of U.S. Treasury securities, corporate notes and bonds, and asset-backed securities, which the Company has the intent and ability to hold to maturity and therefore are classified as held-to-maturity. The Company holds mutual funds in its deferred compensation plan which are classified as trading securities. The Company may sell certain of its investments prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s long-term investments are less than two years. The Company minimizes the potential risk of principal loss by investing in highly-rated securities and limiting the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio. Included in long-term investments are company owned life insurance contracts of $46.5 million and $48.9 million as of December 31, 2022, and December 31, 2021. Interest income was $6.0 million, $3.3 million, and $5.9 million for the years ended December 31, 2022, 2021 and 2020.

When evaluating an investment for its current expected credit losses, the Company reviews factors such as historical experience with defaults, losses, credit ratings, term and macroeconomic trends, including current conditions and forecasts to the extent they are reasonable and supportable.
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

Operating lease cost and other information:

	Year Ended December 31,
(in thousands)	2022	2021
Fixed lease cost	$307,265	$290,509
Variable lease cost	10,803	5,354
Operating cash flows used for leases	303,721	286,411
Weighted-average remaining lease term	5.52 years	5.95 years
Weighted-average discount rate	3.12%	3.07%

The following table presents future lease payments as of December 31, 2022:

Year (in thousands)	Operating Leases
2023	$283,449
2024	261,098
2025	232,949
2026	191,370
2027	158,529
Thereafter	329,775
Total lease payments	1,457,170
Less: Imputed interest	(154,804)
Operating lease liabilities	$1,302,366

As of December 31, 2022, the Company has operating leases, primarily for new retail stores, that have not yet commenced which will generate additional ROU assets of $35.0 million.
(4)	Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

	As of December 31,
(in thousands)	2022	2021
Land	$122,433	$111,212
Buildings and improvements	634,683	658,910
Furniture, fixtures and equipment	803,043	584,059
Leasehold improvements	612,610	497,646
Total property, plant and equipment	2,172,769	1,851,827
Less accumulated depreciation and amortization	827,399	722,918
Property, plant and equipment, net	$1,345,370	$1,128,909

Depreciation expense was $131.3 million, $122.2 million and $115.5 million for the years ended December 31, 2022, 2021 and 2020 as calculated using the straight-line method.
(5)	Accrued Expenses

Accrued expenses at December 31, 2022 and 2021 are summarized as follows:

	As of December 31,
(in thousands)	2022	2021
Accrued payroll, taxes, and other	$143,664	$143,295
Return reserve liability	60,482	68,944
Accrued inventory purchases	89,997	53,181
Accrued expenses	$294,143	$265,420

(6)	Financial Commitments

The Company had $2.7 million and $17.2 million of outstanding letters of credit as of December 31, 2022 and December 31, 2021, and approximately $19.6 million and $1.2 million in short-term borrowings as of December 31, 2022 and December 31, 2021. Interest expense for the years ended December 31, 2022, 2021 and 2020 was $19.7 million, $14.9 million and $16.3 million.

Long-term borrowings were as follows:

	As of December 31,
(in thousands)	2022	2021
HF-T1 Distribution Center Loan	$129,505	$129,505
HF-T2 Distribution Center Construction Loan	72,098	57,227
China Distribution Center Construction Loan	41,329	75,621
China Distribution Center Expansion Construction Loan	14,507	—
China Operational Loans	54,361	69,796
Other	7,872	8,263
Subtotal	319,672	340,412
Less: Current installments	103,184	76,967
Total long-term borrowings	$216,488	$263,445

Revolving Credit Facility

The Company maintains a revolving credit facility to manage liquidity; including working capital and capital expenditures. On December 15, 2021, the Company amended its $500.0 million senior, unsecured revolving credit agreement dated November 21, 2019 (the “Amended Credit Agreement”), with Bank of America, N.A., as administrative agent and joint lead arranger, HSBC Bank USA, N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers, and other lenders. The Amended Credit Agreement expands its senior, unsecured credit facility to $750.0 million, which may be increased by up to $250.0 million under certain conditions and provides for the issuance of letters of credit up to a maximum of $100.0 million and swingline loans up to a maximum of $50.0 million. The Amended Credit Agreement extends the maturity date of the credit agreement, which was due to expire on November 21, 2024, to December 15, 2026. The Company may use the proceeds from the Amended Credit Agreement for working capital and other lawful corporate purposes. Borrowings on the Amended Credit Agreement’s revolving credit facility and letters of credit bear interest, at the Company’s option, at a rate equal to (a) Term SOFR plus an applicable margin between 1.000% and 1.500% based upon the Company’s Total Adjusted Net Leverage Ratio (as defined in the Amended Credit Agreement) or (b) a base rate (defined as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Bank of America prime rate, (iii) Term SOFR plus 1.00%, and (iv) 1.00%) plus an applicable margin between 0% and 0.500% based upon the Company’s Total Adjusted Net Leverage Ratio. The weighted-average annual interest rate on borrowings under the revolving credit facility was approximately 3.21% during the year ended December 31, 2022. The Amended Credit Agreement contains certain customary affirmative and negative covenants and events of default for credit facilities of this type.

The Amended Credit Agreement requires the Company to maintain a maximum Total Adjusted Net Leverage Ratio of 3.75:1, except in the event of an acquisition in which case the ratio may be increased at the Company’s election to 4.25:1 for the quarter in which such acquisition occurs and for the next three quarters thereafter.

As of December 31, 2022, there was $747.3 million available under the Company’s Amended Credit Agreement. As of December 31, 2021, the unused credit capacity of the revolving credit facility was $732.8 million. The Company was in compliance with the financial covenants under the Amended Credit Agreement as of December 31, 2022.

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

As of December 31, 2022, the Interest Rate Swap had an aggregate notional amount of $129.5 million. Under the terms of the Swap Agreement Amendment, the Company will pay a weighted-average fixed rate of 0.795% on the notional amount and receive payments from the counterparty based on the 30-day LIBOR rate, effectively modifying the Company’s exposure to interest rate risk by converting floating-rate debt to a fixed rate of 4.08%. The Company continually assesses the creditworthiness of its counterparties.

HF-T2 Distribution Center Construction Loan

On April 3, 2020, the JV, through HF Logistics-SKX T2, LLC, a wholly-owned subsidiary of the JV (“HF-T2”), entered into a construction loan agreement with Bank of America, N.A. as administrative agent and lender (collectively, the “2020 Construction Loan Agreement”), pursuant to which the JV obtained a loan of up to $73.0 million used to expand the North American distribution center (the “HF-T2 2020 Construction Loan”). Under the 2020 Construction Loan Agreement, the interest rate per annum on the HF-T2 2020 Construction Loan is based on the Bloomberg Short-Term Bank Yield Index (“BSBY”) Daily Floating Rate (as defined therein) plus a margin of 190 basis points, reducing to 175 basis points upon substantial completion of the construction and certain other conditions being satisfied. The weighted-average annual interest rate on borrowings under the 2020 Construction Loan Agreement was approximately 4.22% during the year ended December 31, 2022. The maturity date of the HF-T2 2020 Construction Loan is April 3, 2025. The obligations of the JV under the 2020 Construction Loan Agreement are guaranteed by TGD Holdings I, LLC, which is an affiliate of HF.

China Distribution Center Construction Loan

On September 29, 2018, through its Taicang subsidiary (“TC Subsidiary”), the Company entered into a 700.0 million yuan loan agreement with China Construction Bank Corporation (“the China DC Loan”) to finance the construction of the Company’s distribution center in China. Interest is paid quarterly. The interest rate floats and is calculated at a reference rate provided by the People’s Bank of China. The interest rate at December 31, 2022 was 4.00% and may increase or decrease over the life of the loan, and is evaluated every 12 months. Beginning in 2021, the principal of the loan is repaid in semi-annual installments of variable amounts. The China DC Loan contains customary affirmative and negative covenants for secured credit facilities of this type. The China DC Loan matures on September 28, 2023. The obligations of the TC Subsidiary under the China DC Loan are jointly and severally guaranteed by the Company’s China joint venture. As of December 31, 2022 and 2021, the outstanding balance under this loan included approximately $41.3 million and $28.2 million classified as current borrowings in the Company’s consolidated balance sheets.

China Distribution Center Expansion Construction Loan

On October 18, 2022, the Company entered into a loan agreement for 1.1 billion yuan with Bank of China Co., Ltd to finance the construction of its distribution center expansion in China. Interest is paid quarterly. The interest rate at December 31, 2022 was 3.4% and may increase or decrease over the life of the loan, and is evaluated every 12 months. This loan matures 10 years from the initial receipt of funds. Beginning in 2026, the principal of the loan will be repaid in semi-annual installments of variable amounts. The obligations of this loan entered through the Company’s Taicang Subsidiary are jointly and severally guaranteed by the Company’s China joint venture.

China Operational Loans

The Company has entered certain secured credit facilities to support the operations of its China joint venture. The balance of working capital loans at December 31, 2022 was approximately $54.4 million with interest rates ranging from 2.90% to 3.41% per annum, payable at terms agreed by the lender. The balance of working capital loans as of December 31, 2021 was approximately $52.6 million with interest rates ranging from 1.00% to 3.70% per annum. The balance of loans related to a corporate office building in Shanghai was zero as of December 31, 2022 and approximately $17.2 million as of December 31, 2021 with interest at 4.28% per annum, payable at terms agreed by the lender. As of December 31, 2022, the outstanding balances classified as current borrowings in the Company’s consolidated balance sheets included $54.4 million related to the working capital loans.

The following table presents the future principal payments required under the Company’s debt obligations, discussed above:

Year (in thousands)	Maturities
2023	$103,184
2024	—
2025	201,981
2026	1,846
2027	1,846
Thereafter	10,815
$319,672

(7)	Commitments and Contingencies

PRODUCT AND OTHER FINANCING

The Company finances production activities in part through the use of interest-bearing open purchase arrangements with certain of its international manufacturers. These arrangements currently bear interest at rates between 0.0% and 0.4% for 30- to 60-day financing. The amounts included in accounts payable and outstanding under these arrangements were $345.4 million and $337.0 million at December 31, 2022 and 2021. Interest expense incurred by the Company under these arrangements totaled $6.1 million in 2022, $6.5 million in 2021, and $7.4 million in 2020. The Company has open purchase commitments with its foreign manufacturers of $1.1 billion and warehouse and equipment and corporate construction contracts of $252.1 million for the expansion of its distribution centers and corporate headquarters, which are not included in the consolidated balance sheets at December 31, 2022.

LITIGATION

In accordance with GAAP, the Company records a liability in its consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the consolidated financial statements as of December 31, 2022, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote. The Company recognizes legal expense in connection with loss contingencies as incurred.
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

During the years ended December 31, 2022, 2021 and 2020 certain Class B stockholders converted 128,530, 77,562 and 1,391,670 shares, respectively, of Class B Common Stock to Class A Common Stock.

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

The following table provides a summary of the Company’s stock repurchase activities:

	Year Ended December 31,
	2022	2021
Shares repurchased	1,926,781	—
Average cost per share	$38.53	$—
Total cost of shares repurchased (in thousands)	$74,245	$—

INCENTIVE AWARD PLAN

A total of 10,000,000 shares of Class A Common Stock were reserved for issuance under the 2017 Incentive Award Plan (the “Plan”). The Plan provides for grants of ISOs, non-qualified stock options, restricted stock and various other types of equity awards as described in the Plan to employees, consultants and directors of the Company. The Plan is administered by the Company’s Board of Directors with respect to awards to non-employee directors and by the Company’s Compensation Committee with respect to other eligible participants.

For the year ended December 31, 2022, the Company granted restricted stock with time-based vesting as well as performance-based awards. The performance-based awards include a market condition tied to the Company’s total shareholder return in relation to its peer companies as well as a financial performance condition tied to annual EPS growth. The vesting and ultimate payout of performance awards is determined at the end of the three-year performance period and can vary from zero to 200% based on actual results. As of December 31, 2022, a total of 2,749,532 shares remain available for grant as equity awards under the Plan if target levels are achieved for performance-based awards and 2,049,532 available if maximum levels are achieved.

The Company issued the following stock-based instruments:

	Year Ended December 31,
	2022		2021		2020
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value
Restricted stock	1,446,550	$38.27	1,201,600	$42.88	1,319,300	$36.42
Performance-based restricted stock	116,250	$42.46	108,750	$38.95	125,000	$36.02
Market-based restricted stock	116,250	$58.85	108,750	$54.34	125,000	$49.78

A summary of the status and changes of the Company’s unvested shares related to the Plan is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2020	3,426,823	32.55
Granted	1,569,300	37.45
Vested/Released	(1,093,500)	32.64
Cancelled	(790,600)	32.23
Unvested at December 31, 2020	3,112,023	35.06
Granted	1,419,100	43.46
Vested/Released	(1,252,108)	34.36
Cancelled	(25,699)	39.01
Unvested at December 31, 2021	3,253,316	38.97
Granted	1,679,050	39.98
Vested/Released	(1,423,531)	36.13
Cancelled	(84,933)	39.72
Unvested at December 31, 2022	3,423,902	40.62

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

The Company recognized, as part of general and administrative, compensation expense of $57.3 million, $57.9 million and $62.9 million for grants under the Plan for the years ended December 31, 2022, 2021, and 2020. Related excess income tax expenses, recorded in the consolidated statements of earnings, for the years ended December 31, 2022, 2021 and 2020, were $(1.3) million, $(1.0) million, and $(0.7) million. Nonvested shares generally vest over a graded vesting schedule from one to four years from the date of grant. For grants that have a service requirement, the Company accounts for forfeitures upon occurrence, rather than estimating the probability of forfeiture at the date of grant. Accordingly, the Company recognizes the full grant-date fair value of these awards on a straight-line basis throughout the requisite service period, reversing any expense if, and only if, there is a forfeiture. There was $88.7 million of unrecognized compensation cost related to nonvested common shares as of December 31, 2022, which is expected to be recognized over a weighted-average period of 1.81 years. The total fair value of shares vested during the years ended December 31, 2022, 2021 and 2020 was $51.4 million, $43.1 million and $41.6 million.

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

For the years ended December 31, 2022, 2021 and 2020, the Company recognized $2.6 million, $2.2 million, and $2.3 million of ESPP stock compensation expense. Under the 2018 ESPP, the Company received approximately $8.1 million, $7.3 million and $5.9 million, and issued 243,166, 225,665 and 232,904 shares, respectively, for the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022,  there were 3,815,746 shares available for sale under the 2018 ESPP.
(9)	Earnings Per Share

Basic EPS and diluted EPS are calculated by dividing net earnings by the following: for basic EPS, the weighted-average number of common shares outstanding for the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive common shares using the treasury stock method.

The calculation of EPS is as follows:

	Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Net earnings attributable to Skechers U.S.A., Inc.	$373,028	$741,503	$98,564

Weighted-average common shares outstanding, basic	155,627	155,539	154,184
Dilutive effect of nonvested shares	981	1,255	710
Weighted-average common shares outstanding, diluted	156,608	156,794	154,894
Anti-dilutive common shares excluded above	37	5	69
Net earnings attributable to Skechers U.S.A., Inc. per common share:
Basic	$2.40	$4.77	$0.64
Diluted	$2.38	$4.73	$0.64

(10)	Income Taxes

The Company’s earnings before income tax expense consists of the following:

	Year Ended December 31,
(in thousands)	2022	2021	2020
U.S. operations	$(48,311)	$71,900	$(112,671)
Foreign operations	570,568	497,857	267,400
Earnings before income taxes	$522,257	$569,757	$154,729

Income tax consists of the following:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Current
Federal	$256	$34,288	$(30,094)
State	9,564	7,268	3,841
Foreign	84,904	102,062	56,530
	94,724	143,618	30,277
Deferred
Federal	7,043	(27,074)	(2,208)
State	(1,287)	(4,481)	(3,070)
Foreign	(7,385)	(357,938)	(16,497)
	(1,629)	(389,493)	(21,775)
Income tax expense (benefit)	$93,095	$(245,875)	$8,502

Income taxes differ from the statutory tax rates as applied to earnings before income taxes as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Expected income tax expense	$109,674	$119,649	$32,493
State income tax, net of federal benefit	(1,597)	(172)	(2,394)
Rate differential on foreign income	(49,175)	(24,615)	(27,426)
Change in unrecognized tax benefits	12,310	11,538	6,084
Intra-entity intellectual property transfer	(3,232)	(346,776)	—
FDII deduction	—	(10,695)	—
Non-deductible compensation	13,668	8,693	7,119
Tax credits	(7,544)	(7,547)	(6,312)
Excess tax on stock compensation	1,305	976	703
Benefits provided by the Coronavirus Aid, Relief, and Economic Security Act	—	(905)	(15,863)
Non-deductible share cancellation	—	—	4,048
U.S. tax on foreign earnings	7,611	—	—
Other	217	(927)	(463)
Change in valuation allowance	9,858	4,906	10,513
Income tax expense (benefit)	$93,095	$(245,875)	$8,502
Effective tax rate	17.8%	(43.2)%	5.5%

The Company’s income tax expense (benefit) and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the non-U.S. jurisdictions in which the Company has operations, the applicable statutory rates are generally lower than in the U.S., ranging from 0.0% to 34.0%. The Company’s income tax expense (benefit) was calculated using the applicable rate for each jurisdiction applied to the Company’s pre-tax earnings (loss) while the Company’s effective tax rate is calculated by dividing income tax expense (benefit) by earnings before income taxes. For 2022, the effective tax rate was lower than the U.S. federal and state combined statutory rate of approximately 25%, primarily due to tax benefits related to earnings from foreign operations in jurisdictions imposing either lower tax rates on corporate earnings or no corporate income tax.

The Company is subject to a tax on global intangible low-taxed income (“GILTI”). GILTI taxes foreign income in excess of a deemed return on tangible assets of foreign corporations and is treated as a period cost.

The tax effects of temporary differences giving rise to deferred tax assets and liabilities are presented below:

	As of December 31,
(in thousands)	2022	2021
Deferred tax assets
Inventory adjustments	$10,810	$9,099
Accrued expenses	92,215	76,412
Allowances for bad debts and chargebacks	4,728	4,667
Advance payment	6,339	27,594
Intra-entity IP transfer	343,106	346,776
Section 174 Capitalized Costs	15,721	—
Loss carryforwards	50,558	38,273
Business credit carryforward	25,289	15,537
Share-based compensation	7,725	6,479
Operating lease liabilities	317,449	337,399
Valuation allowance	(58,321)	(48,463)
Total deferred tax assets	815,619	813,773
Deferred tax liabilities
Prepaid expenses	5,073	4,116
Right-of-use assets	317,449	337,371
Depreciation on property, plant and equipment	47,563	32,751
Total deferred tax liabilities	370,085	374,238
Net deferred tax assets	$445,534	$439,535

At December 31, 2022, combined foreign net operating loss carry-forwards were approximately $176.7 million of which $3.7 million expire in 2023 and $34.3 million can be carried forward indefinitely. A valuation allowance of $58.3 million is recorded for the amount of deferred tax assets which is not likely to be fully utilized. The $9.9 million increase in the valuation allowance primarily relates to increases in deferred tax assets in certain foreign non-benefited loss jurisdictions.

In December 2021, the Company completed an intra-entity transfer of certain intellectual property rights to Switzerland primarily to align with current and future international operations. The transfer resulted in a step-up in the Swiss tax basis of intellectual property rights and a correlated increase in foreign deferred tax assets, based on the estimated fair value of the transferred intellectual property rights to be amortized. As a result, the Company recorded a tax benefit of $346.8 million, net of uncertain tax positions of $25.2 million. In 2022, the company obtained a tax ruling on the fair value of the transferred intellectual property rights, resulting in a settlement of the uncertain tax position and an adjusted recorded tax benefit of $349.6 million.

U.S. federal and net operating loss carry-forwards at December 31, 2022 was $35.0 million which can be carried forward indefinitely. U.S. federal tax credit carry-forward at December 31, 2022 was 12.6 million. State tax credit and net operating loss carry-forwards at December 31, 2022 were $15.4 million and $43.4 million. These tax credit and net operating loss carry-forward amounts begin to expire in 2030. No valuation allowance has been recorded, as the Company believes they will be fully utilized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of December 31,
(in thousands)	2022	2021
Beginning balance	$66,951	$21,511
Additions for current year tax positions	5,345	34,975
Additions for prior year tax positions	4,616	15,256
Reductions for prior year tax positions	(674)	(361)
Settlement of uncertain tax positions	(32,954)	(812)
Reductions related to lapse of statute of limitations	(2,037)	(3,618)
Ending balance	$41,247	$66,951

Current unrecognized tax benefits are recorded as a reduction in prepaid expense and included in tax expense when recorded. Long-term unrecognized tax benefits are recorded as an increase in long-term taxes payable with a portion included in tax expense and a portion recorded as a reduction in deferred tax liabilities when recorded. If recognized, $29.4 million of unrecognized tax benefits would be recorded as a reduction in income tax expense, and $11.8 million would be recorded as an increase in deferred tax liabilities.

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

The Company estimates interest and penalties related to income tax matters which are included in income tax expense (benefits). Amounts were $(1.9) million, $3.6 million, and $0.3 million for the years ended December 31, 2022, 2021, and 2020. Accrued interest and penalties were $4.2 million and $6.2 million as of December 31, 2022 and 2021.

As of December 31, 2022, the Company’s tax filings are generally subject to examination in the U.S. and most foreign jurisdictions for years ending on or after December 31, 2018, and in several Asian and European tax jurisdictions for years ending on or after December 31, 2012. During the year, the Company reduced the balance of unrecognized tax benefits by $2.0 million as a result of expiring statutes and $33.0 million from the settlements and decision on a foreign tax ruling. The Company also released $2.3 million in interest during the year. It is reasonably possible that certain domestic and foreign statutes will expire and certain domestic and foreign audits will be settled during the next twelve months which would reduce the balance of 2022 and prior year unrecognized tax benefits by $1.2 million and $2.3 million.

The Company’s cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet the Company’s liquidity needs in the U.S. for the next twelve months. However, the Company may repatriate certain funds held outside the U.S. for which all applicable U.S. and non-U.S. tax has been fully provided as of December 31, 2022. The Company has provided for the tax impact of expected distributions from its joint venture in China as well as from its subsidiary in Chile to its intermediate parent company in Switzerland. Otherwise, because of the need for cash for operating capital and continued overseas expansion, the Company does not foresee the need for any of its other foreign subsidiaries to distribute funds up to an intermediate foreign parent company in any form of taxable dividend. Under current applicable tax laws, if the Company chooses to repatriate some or all of the funds the Company has designated as indefinitely reinvested outside the U.S., the amount repatriated would not be subject to federal income tax but may be subject to applicable non-U.S. income and withholding taxes, and to certain state income taxes. In addition to certain tax restrictions, our joint venture in China has limitations on its distribution of earnings, as local law currently requires it to maintain $25.9 million of its earnings in a statutory reserve.

(11)	Employee Benefit Plans

The Company has a 401(k) profit sharing plan covering U.S. employees who are 21 years of age and have completed six months of service. The Company’s contribution is based on a non-discretionary match as defined by the plan which vests immediately. Company contributions for 2020 were discretionary and vested over six years. The Company made contributions of $4.2 million, $4.7 million, and $2.8 million to the plan for the years ended December 31, 2022, 2021, and 2020.

The Skechers U.S.A., Inc. Deferred Compensation Plan (the “Plan”) allows eligible employees to defer compensation up to a maximum amount to a future date on a nonqualified basis. The Plan provides for the Company to make discretionary contributions to participating employees as determined by the Company’s Compensation Committee. Contributions were zero, $0.1 million, and $0.3 million for the years ended December 31, 2022, 2021 and 2020. Deferred compensation is recognized based on the fair value of the participants’ accounts.
(12)	Related Party Transactions

The Skechers Foundation (the “Foundation”) is a 501(c)(3) non-profit entity and not a subsidiary or otherwise affiliated with the Company. The Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer, are also officers and directors of the Foundation. During the years ended December 31, 2022, 2021, and 2020, the Company made contributions of $2.0 million, $3.0 million, and $2.3 million to the Foundation.

The Company had receivables from officers and employees of $1.9 million and $1.3 million at December 31, 2022 and 2021. These amounts relate to travel advances, incidental personal purchases on Company-issued credit cards and employee loans. These receivables are short-term and are expected to be repaid within a reasonable period of time. In March 2021, the Company purchased two properties for $2.7 million, from an entity controlled by its President, Michael Greenberg, to facilitate future expansion of the Company’s corporate office buildings in Manhattan Beach, California. The terms of the sale were no less favorable than could be obtained from an unrelated third party. The Company had no other significant transactions with or payables to officers, directors or significant stockholders of the Company.
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

Segment Information

	Year Ended December 31,
(in thousands)	2022	2021	2020
Wholesale sales	$4,632,429	$3,758,640	$2,835,010
Gross profit	1,669,276	1,437,517	1,112,558
Gross margin	36.0%	38.2%	39.2%

Direct-to-Consumer sales	$2,812,121	$2,551,547	$1,778,420
Gross profit	1,846,081	1,686,854	1,093,240
Gross margin	65.6%	66.1%	61.5%

Total sales	$7,444,550	$6,310,187	$4,613,430
Gross profit	3,515,357	3,124,371	2,205,798
Gross margin	47.2%	49.5%	47.8%

	As of December 31,
(in thousands)	2022	2021
Identifiable assets
Wholesale	$3,682,860	$3,816,513
Direct-to-Consumer	3,210,627	2,674,767
Total	$6,893,487	$6,491,280

	Year Ended December 31,
(in thousands)	2022	2021	2020
Additions to property, plant and equipment
Wholesale	$255,311	$245,008	$228,448
Direct-to-Consumer	103,681	64,666	81,468
Total	$358,992	$309,674	$309,916

Geographic Information

	Year Ended December 31,
(in thousands)	2022	2021	2020
Geographic sales
Domestic Wholesale	$1,831,642	$1,448,339	$1,132,425
Domestic Direct-to-Consumer	1,243,511	1,115,018	786,844
Total domestic sales	3,075,153	2,563,357	1,919,269

International Wholesale	2,800,787	2,310,302	1,702,585
International Direct-to-Consumer	1,568,610	1,436,528	991,576
Total international sales	4,369,397	3,746,830	2,694,161

Total sales	$7,444,550	$6,310,187	$4,613,430

Regional Sales
Americas (AMER)	$3,854,392	$3,152,304	$2,292,540
Europe, Middle East & Africa (EMEA)	1,699,215	1,282,902	899,590
Asia Pacific (APAC)	1,890,943	1,874,981	1,421,300
Total sales	$7,444,550	$6,310,187	$4,613,430

China sales	$1,062,724	$1,247,949	$924,482

	As of December 31,
(in thousands)	2022	2021
Property, plant and equipment, net
Domestic	$870,924	$708,763
International	474,446	420,146
Total	$1,345,370	$1,128,909

China property plant and equipment, net	$264,422	$255,421

The Company’s sales to its five largest customers accounted for approximately 9.6%, 8.6%, and 8.8% of total sales for the years ended December 31, 2022, 2021 and 2020.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the U.S. were $4.4 billion and $4.2 billion at December 31, 2022 and December 31, 2021.

The Company performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable generally do not require collateral. Foreign accounts receivable are generally collateralized by letters of credit. The Company’s additions to the provision for expected credit losses for the year ended December 31, 2022, 2021, and 2020 were $5.3 million, $3.3 million, and $18.7 million.

The Company’s accounts receivables, excluding allowances for bad debts and chargebacks, by geography are summarized as follows:

	As of December 31,
(in thousands)	2022	2021
Domestic Accounts Receivable	$310,138	$270,404
International Accounts Receivable	597,621	525,073

The Company’s top five manufacturers produced the following:

	Year Ended December 31,
(percentage of total production)	2022	2021	2020
Manufacturer #1	16.5	18.0	21.0
Manufacturer #2	7.0	5.3	6.2
Manufacturer #3	5.2	4.8	5.8
Manufacturer #4	5.2	4.6	4.9
Manufacturer #5	5.1	4.4	4.2
Total	39.0	37.1	42.1

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

With the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management has concluded that our internal control over financial reporting is effective as of December 31, 2022.

Our independent registered public accountants, BDO USA, LLP, audited the consolidated financial statements included in this annual report on Form 10-K and have issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2022, which is set forth below.

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

Changes in internal control over financial reporting

There were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the fourth quarter of 2022.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Skechers U.S.A., Inc.

Manhattan Beach, California

Opinion on Internal Control over Financial Reporting

We have audited Skechers U.S.A., Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the accompanying index and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

February 28, 2023

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2022 fiscal year.

Item 11.	Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2022 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2022 fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2022 fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2022 fiscal year.

PART IV

Item 15.	Exhibit and Financial Statement Schedules
1.	Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.
2.	Financial Statement Schedule.

Schedule II - Valuation and Qualifying Account

(in thousands)	Balance at Beginning of Year	Costs Charged to Expenses	Deductions and Write-offs	Balance at End of Year
Year-ended December 31, 2020
Allowance for chargebacks	$17,413	$12,734	$(3,473)	$26,674
Allowance for doubtful accounts	6,693	19,940	(4,745)	21,888
Liability for sales returns and allowances	69,048	18,023	(9,852)	77,219
Reserve for inventory	6,728	15,920	(14,428)	8,220
Year-ended December 31, 2021
Allowance for chargebacks	$26,674	$45,957	$(32,497)	$40,134
Allowance for doubtful accounts	21,888	10,551	(9,889)	22,550
Liability for sales returns and allowances	77,219	6,263	(14,538)	68,944
Reserve for inventory	8,220	24,899	(25,608)	7,511
Year-ended December 31, 2022
Allowance for chargebacks	$40,134	$25,558	$(29,275)	$36,417
Allowance for doubtful accounts	22,550	6,804	(6,299)	23,055
Liability for sales returns and allowances	68,944	5,444	(13,906)	60,482
Reserve for inventory	7,511	31,825	(21,606)	17,730

See accompanying report of independent registered public accounting firm

Index to Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation dated April 29, 1999 (incorporated by reference to exhibit number 3.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2015).

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

4.2	Description of Securities.

10.1*	Skechers U.S.A., Inc. Deferred Compensation Plan (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed on May 3, 2013).

10.1(a)*	First Amendment to the Skechers U.S.A., Inc. Deferred Compensation Plan (incorporated by reference to exhibit number 10.1(a) of the Registrant’s Form 10-K filed for the year ended December 31, 2020).

10.2*	2006 Annual Incentive Compensation Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on April 29, 2016).

10.2(a)*	First Amendment to the 2006 Annual Incentive Compensation Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed on April 29, 2016).

10.3*	2017 Incentive Award Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on May 1, 2017).

10.4*

Form of Restricted Stock Agreement (Time-based Vesting) under 2017 Incentive Award Plan (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-K for the year ended December 31, 2017).

10.5*

Form of Restricted Stock Agreement (Performance-based Vesting) under 2017 Incentive Award Plan (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-K filed for the year ended December 31, 2020).

10.6*	2018 Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed on May 1, 2017).

10.7

Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-K for the year ended December 31, 1999).

10.8

Registration Rights Agreement dated June 9, 1999, between the Registrant, the Greenberg Family Trust and Michael Greenberg (incorporated by reference to exhibit number 10.7 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999).

10.9*

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

10.11

Employment Agreement, executed May 23, 2019, effective as of January 1, 2019, between the Registrant and David Weinberg (incorporated by reference to exhibit 10.2 of the Registrant’s Form 8-K filed on May 24, 2019).

Exhibit Number	Description

10.12

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

10.12(b)

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

10.12(c)

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

10.13

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

10.13(a)**

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

10.14

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

10.15

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

10.16**

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

Exhibit Number	Description

10.18(a)

First Amendment to Credit Agreement dated March 23, 2021, by and among the Registrant, and Bank of America, N.A., HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A. and other lenders (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 10-Q (File No.001-14429) for the quarter ended March 31, 2021).

10.18(b)

Second Amendment to Credit Agreement dated December 15, 2021, by and among the Registrant, and Bank of America, N.A., HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A. and other lenders (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with Securities and Exchange Commission on December 16, 2021).

10.19

Guaranty dated November 21, 2019, by and among Skechers USA Retail, LLC, a California limited liability company and wholly owned subsidiary of the Registrant, Bank of America, N.A. and other lenders (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with Securities and Exchange Commission on November 21, 2019).

10.20

Reaffirmation Agreement dated December 15, 2021 by and among Skechers USA Retail, LLC, a California limited liability company and wholly owned subsidiary of the Registrant, and Bank of America N.A. (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with Securities and Exchange Commission on December 16, 2021).

10.21

Loan Contract, dated October 18, 2022, between Skechers Taicang Trading and Logistics Co Limited, a wholly owned subsidiary of Skechers China Limited, which is a joint venture of the Registrant, and Bank of China Co., Ltd., regarding distribution center in Taicang, China (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 10-Q (File No.001-14429) for the quarter ended September 30, 2022).

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

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California on the 28th day of February 2023.

SKECHERS U.S.A., INC.

By:	/s/ Robert Greenberg
Robert Greenberg
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Greenberg	Chairman of the Board and Chief Executive Officer	February 28, 2023
Robert Greenberg	(Principal Executive Officer)

/s/ Michael Greenberg	President and Director	February 28, 2023
Michael Greenberg

/s/ David Weinberg	Executive Vice President, Chief Operating Officer,	February 28, 2023
David Weinberg	and Director

/s/ John Vandemore	Chief Financial Officer	February 28, 2023
John Vandemore	(Principal Financial and Accounting Officer)

/s/ Katherine Blair	Director	February 28, 2023
Katherine Blair

/s/ Morton D. Erlich	Director	February 28, 2023
Morton D. Erlich

/s/ Zulema Garcia	Director	February 28, 2023
Zulema Garcia

/s/ Yolanda Macias	Director	February 28, 2023
Yolanda Macias

/s/ Richard Siskind	Director	February 28, 2023
Richard Siskind