Form 10-Q
period 2023-03-31
SKECHERS USA INC
filed 2023-05-05
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 27, 2023, 134,270,786 shares of the registrant’s Class A Common Stock, $0.001 par value per share, were outstanding.

As of April 27, 2023, 20,463,521 shares of the registrant’s Class B Common Stock, $0.001 par value per share, were outstanding.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
(in thousands)	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$760,040	$615,733
Short-term investments	89,507	102,166
Trade accounts receivable, less allowances of $61,984 and $59,472	1,052,687	848,287
Other receivables	82,948	86,036
Inventory	1,502,247	1,818,016
Prepaid expenses and other	222,556	176,035
Total current assets ($1,061,021 and $1,014,962 related to VIEs)	3,709,985	3,646,273
Property, plant and equipment, net	1,377,588	1,345,370
Operating lease right-of-use assets	1,239,222	1,200,565
Deferred tax assets	461,614	454,190
Long-term investments	80,743	70,498
Goodwill	93,497	93,497
Other assets, net	81,822	83,094
Total non-current assets ($608,819 and $598,973 related to VIEs)	3,334,486	3,247,214
TOTAL ASSETS	$7,044,471	$6,893,487
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$892,057	$957,384
Accrued expenses	269,225	294,143
Operating lease liabilities	247,411	238,694
Current installments of long-term borrowings	100,469	103,184
Short-term borrowings	30,471	19,635
Total current liabilities ($538,025 and $568,158 related to VIEs)	1,539,633	1,613,040
Long-term operating lease liabilities	1,092,711	1,063,672
Long-term borrowings	230,275	216,488
Deferred tax liabilities	8,722	8,656
Other long-term liabilities	126,835	120,045
Total non-current liabilities ($310,148 and $293,726 related to VIEs)	1,458,543	1,408,861
Total liabilities	2,998,176	3,021,901
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred Stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.001 par value; 500,000 shares authorized; 134,259 and 134,473 shares issued and outstanding	134	134
Class B Common Stock, $0.001 par value; 75,000 shares authorized; 20,474 and 20,810 shares issued and outstanding	20	21
Additional paid-in capital	383,540	403,799
Accumulated other comprehensive loss	(80,217)	(84,897)
Retained earnings	3,411,374	3,250,931
Skechers U.S.A., Inc. equity	3,714,851	3,569,988
Noncontrolling interests	331,444	301,598
Total stockholders' equity	4,046,295	3,871,586
TOTAL LIABILITIES AND EQUITY	$7,044,471	$6,893,487

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Sales	$2,001,928	$1,819,594
Cost of sales	1,023,349	995,431
Gross profit	978,579	824,163
Operating expenses
Selling	128,560	108,209
General and administrative	626,442	540,050
Total operating expenses	755,002	648,259
Earnings from operations	223,577	175,904
Other income (expense)	9,923	(5,746)
Earnings before income taxes	233,500	170,158
Income tax expense	43,216	33,992
Net earnings	190,284	136,166
Less: Net earnings attributable to noncontrolling interests	29,841	14,943
Net earnings attributable to Skechers U.S.A., Inc.	$160,443	$121,223
Net earnings per share attributable to Skechers U.S.A., Inc.
Basic	$1.03	$0.78
Diluted	$1.02	$0.77
Weighted-average shares used in calculating net earnings per share attributable to Skechers U.S.A., Inc.
Basic	155,140	155,996
Diluted	156,755	157,448

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Net earnings	$190,284	$136,166
Other comprehensive income, net of tax
Net unrealized (loss) gain on derivative contract	(1,416)	5,843
Gain on foreign currency translation adjustment	6,851	1,489
Comprehensive income	195,719	143,498
Less: Comprehensive income attributable to noncontrolling interests	30,596	20,021
Comprehensive income attributable to Skechers U.S.A., Inc.	$165,123	$123,477

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Shares		Amount			Accumulated
(in thousands)	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid-in capital	other comprehensive loss	Retained earnings	Skechers U.S.A., Inc. equity	Noncontrolling interests	Total stockholders' equity
Balance at December 31, 2022	134,473	20,810	$134	$21	$403,799	$(84,897)	$3,250,931	$3,569,988	$301,598	$3,871,586
Net earnings	—	—	—	—	—	—	160,443	160,443	29,841	190,284
Foreign currency translation adjustment	—	—	—	—	—	4,680	—	4,680	2,171	6,851
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(750)	(750)
Net unrealized loss on derivative contract	—	—	—	—	—	—	—	—	(1,416)	(1,416)
Stock compensation expense	—	—	—	—	14,252	—	—	14,252	—	14,252
Shares issued under the incentive award plan	225	—	—	—	—	—	—	—	—	—
Shares redeemed for employee tax withholdings	(99)	—	—	—	(4,498)	—	—	(4,498)	—	(4,498)
Repurchases of common stock	(676)	—	(1)	—	(30,013)	—	—	(30,014)	—	(30,014)
Conversion of Class B Common Stock into Class A Common Stock	336	(336)	1	(1)	—	—	—	—	—	—
Balance at March 31, 2023	134,259	20,474	$134	$20	$383,540	$(80,217)	$3,411,374	$3,714,851	$331,444	$4,046,295

Balance at December 31, 2021	135,107	20,939	$135	$21	$429,608	$(48,323)	$2,877,903	$3,259,344	$282,728	$3,542,072
Net earnings	—	—	—	—	—	—	121,223	121,223	14,943	136,166
Foreign currency translation adjustment	—	—	—	—	—	1,501	—	1,501	(12)	1,489
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,650)	(4,650)
Net unrealized gain on derivative contract	—	—	—	—	753	—	—	753	5,090	5,843
Stock compensation expense	—	—	—	—	17,967	—	—	17,967	—	17,967
Shares issued under the incentive award plan	566	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(192)	—	—	—	(7,971)	—	—	(7,971)	—	(7,971)
Repurchases of common stock	(652)	—	(1)	—	(24,999)	—	—	(25,000)	—	(25,000)
Balance at March 31, 2022	134,829	20,939	$135	$21	$415,357	$(46,822)	$2,999,126	$3,367,817	$298,099	$3,665,916

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net earnings	$190,284	$136,166
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	41,424	36,516
Provision for bad debts and returns	9,792	14,024
Stock compensation	14,252	17,967
Deferred income taxes	(6,146)	5,365
Net foreign currency adjustments	(9,605)	2,281
Changes in operating assets and liabilities
Receivables	(185,430)	(280,334)
Inventory	325,478	24,012
Other assets	(76,533)	3,515
Accounts payable	(70,945)	(65,404)
Other liabilities	2,549	(28,871)
Net cash provided by (used in) operating activities	235,120	(134,763)
Cash flows from investing activities
Capital expenditures	(71,213)	(89,398)
Purchases of investments	(37,942)	(17,992)
Proceeds from sales and maturities of investments	40,356	32,178
Net cash used in investing activities	(68,799)	(75,212)
Cash flows from financing activities
Repayments on long-term borrowings	(3,875)	(18,642)
Proceeds from long-term borrowings	14,947	2,247
Net proceeds from short-term borrowings	10,836	49,050
Payments for employee taxes related to stock compensation	(4,498)	(7,971)
Repurchases of common stock	(30,014)	(25,000)
Distributions to noncontrolling interests	(750)	(4,650)
Net cash used in financing activities	(13,354)	(4,966)
Effect of exchange rate changes on cash and cash equivalents	(8,660)	8,566
Net change in cash and cash equivalents	144,307	(206,375)
Cash and cash equivalents at beginning of the period	615,733	796,283
Cash and cash equivalents at end of the period	$760,040	$589,908

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$4,910	$4,402
Income taxes, net	25,687	29,213
Non-cash transactions
Right-of-use assets exchanged for lease liabilities	86,643	61,451

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	General

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Skechers U.S.A., Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S‑X. In the opinion of management, all normal adjustments and accruals considered necessary to provide a fair statement of the results of operations for the interim periods presented have been included. The December 31, 2022 balance sheet data was derived from audited financial statements; however, the accompanying notes to condensed consolidated financial statements do not include all of the annual disclosures required under GAAP and should be read in conjunction with the Company’s 2022 Annual Report on Form 10-K. Certain reclassifications have been made to the condensed consolidated financial statements in prior years to conform to the current year presentation.

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

The Company’s Level 1 investments primarily include money market funds, United States (“U.S.”) Treasury securities and actively traded mutual funds; Level 2 investments primarily include corporate notes and bonds, asset-backed securities and U.S. Agency securities; and the Company does not currently have any Level 3 assets or liabilities. The Company has one Level 2 derivative instrument which is an interest rate swap related to the refinancing of its U.S. distribution center (see Note 4 – Financial Commitments) classified as other assets, net. The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. Credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

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

DERIVATIVE INSTRUMENTS

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Company uses an interest rate swap as part of its interest rate risk management strategy. The Company’s interest rate swap, designated as a cash flow hedge, involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. By utilizing an interest rate swap, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of March 31, 2023, all counterparties to the interest rate swap had performed in accordance with their contractual obligations.

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
(2)	Cash, Cash Equivalents, Short-term and Long-term Investments

The following tables show the Company’s cash, cash equivalents, short-term and long-term investments by significant investment category:

	As of March 31, 2023
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$680,416	$680,416	$680,416	$—	$—
Level 1
Money market funds	73,375	73,375	73,375	—	—
U.S. Treasury securities	17,552	17,552	6,249	11,303	—
Mutual funds	N/A	5,268	—	—	5,268
Total level 1	90,927	96,195	79,624	11,303	5,268
Level 2
Corporate notes and bonds	97,425	97,425	—	76,066	21,359
Asset-backed securities	4,669	4,669	—	135	4,534
U.S. Agency securities	3,013	3,013	—	2,003	1,010
Total level 2	105,107	105,107	—	78,204	26,903
Total	$876,450	$881,718	$760,040	$89,507	$32,171

	As of December 31, 2022
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$539,730	$539,730	$539,730	$—	$—
Level 1
Money market funds	71,503	71,503	71,503	—	—
U.S. Treasury securities	18,201	18,201	2,000	16,201	—
Mutual funds	N/A	5,893	—	—	5,893
Total level 1	89,704	95,597	73,503	16,201	5,893
Level 2
Corporate notes and bonds	101,959	101,959	2,500	85,731	13,728
Asset-backed securities	4,641	4,641	—	234	4,407
Total level 2	106,600	106,600	2,500	85,965	18,135
Total	$736,034	$741,927	$615,733	$102,166	$24,028

The Company’s investments consist of U.S. Treasury securities, corporate notes and bonds and asset-backed securities, which the Company has the intent and ability to hold to maturity and therefore are classified as held-to-maturity. The Company holds mutual funds in its deferred compensation plan which are classified as trading securities. The Company may sell certain of its investments prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s long-term investments are less than two years. The Company minimizes the potential risk of principal loss by investing in highly-rated securities and limiting the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio. Included in long-term investments on the Condensed Consolidated Balance Sheets are company owned life insurance contracts of $48.6 million and $46.5 million as of March 31, 2023 and December 31, 2022. Interest income was $2.6 million and $1.2 million for three months ended March 31, 2023 and 2022.

When evaluating an investment for its current expected credit losses, the Company reviews factors such as historical experience with defaults, losses, credit ratings, term and macroeconomic trends, including current conditions and forecasts to the extent they are reasonable and supportable.
(3)	Accrued Expenses

Accrued expenses were as follows:

	As of	As of
(in thousands)	March 31, 2023	December 31, 2022
Accrued payroll, taxes, and other	$172,822	$143,664
Return reserve liability	66,338	60,482
Accrued inventory purchases	30,065	89,997
Accrued expenses	$269,225	$294,143

(4)	Financial Commitments

The Company had $2.7 million outstanding letters of credit as of March 31, 2023 and December 31, 2022, and approximately $30.5 million and $19.6 million in short-term borrowings as of March 31, 2023 and December 31, 2022. Interest expense was $5.1 million and $4.5 million for the three months ended March 31, 2023 and 2022.

Long-term borrowings were as follows:

	As of	As of
(in thousands)	March 31, 2023	December 31, 2022
HF-T1 Distribution Center Loan	$129,505	$129,505
HF-T2 Distribution Center Construction Loan	73,017	72,098
China Distribution Center Construction Loan	38,569	41,329
China Distribution Center Expansion Construction Loan	27,452	14,507
China Operational Loans	53,910	54,361
Other	8,291	7,872
Subtotal	330,744	319,672
Less: Current installments	100,469	103,184
Total long-term borrowings	$230,275	$216,488

Revolving Credit Facility

The Company maintains a revolving credit facility to manage liquidity, including working capital and capital expenditures. On December 15, 2021, the Company amended its $500.0 million senior, unsecured revolving credit agreement dated November 21, 2019 (the “Amended Credit Agreement”). The Amended Credit Agreement expands its senior, unsecured credit facility to $750.0 million, which may be increased by up to $250.0 million under certain conditions and provides for the issuance of letters of credit up to a maximum of $100.0 million and swingline loans up to a maximum of $50.0 million. The Amended Credit Agreement extends the maturity date of the credit agreement, which was due to expire on November 21, 2024, to December 15, 2026. As of March 31, 2023, there was no outstanding balance under the revolving credit facility. The unused credit capacity was $747.3 million as of March 31, 2023 and December 31, 2022.

The Company is required to maintain a maximum total adjusted net leverage ratio of 3.75:1, except in the event of an acquisition in which case the ratio may be increased at the Company’s election to 4.25:1 for the quarter in which such acquisition occurs and for the next three quarters thereafter. The Company was in compliance with the financial covenants as of March 31, 2023.

In addition, the Company had $30.5 million and $19.6 million outstanding under short-term borrowings as of March 31, 2023 and December 31, 2022. Included in these amounts are $25.0 million and $14.5 million as of March 31, 2023 and December 31, 2022, related to our subsidiary in India, which has a line of credit of $36.4 million and a weighted average interest rate of 8.6% for the three months ended March 31, 2023.

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

HF-T1 also entered into an ISDA master agreement (together with the schedule related thereto, the “Swap Agreement”) with Bank of America, N.A. to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the “Interest Rate Swap”) as amended (the “Swap Agreement Amendment”) on March 18, 2020 with Bank of America, N.A with a maturity date of March 18, 2025. The Swap Agreement Amendment fixes the effective interest rate on the HF-T1 2020 Loan at 2.55% per annum. The HF-T1 2020 Loan and Swap Agreement Amendment are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under the Company’s revolving credit facility. The obligations of the JV under this loan are guaranteed by HF.

The Interest Rate Swap involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of both March 31, 2023 and December 31, 2022, the Interest Rate Swap had an aggregate notional amount of $129.5 million. Under the terms of the Swap Agreement Amendment, the Company will pay a weighted-average fixed rate of 0.795% on the notional amount and receive payments from the counterparty based on the 30-day LIBOR rate, effectively modifying the Company’s exposure to interest rate risk by converting floating-rate debt to a fixed rate of 4.08%.

HF-T2 Distribution Center Construction Loan

To finance the expansion of the Company’s North American distribution center, the JV, through HF Logistics-SKX T2, LLC, a wholly-owned subsidiary of the JV (“HF-T2”) entered into a construction loan agreement of up to $73.0 million which matures on April 3, 2025. Under the 2020 Construction Loan Agreement, the interest rate per annum on the HF-T2 2020 Construction Loan based on the Bloomberg Short-Term Bank Yield Index (“BSBY”) Daily Floating Rate (as defined therein) plus a margin of 190 basis points, reducing to 175 basis points upon substantial completion of the construction and certain other conditions being satisfied. The weighted-average annual interest rate on borrowings under the HF-T2 Distribution Center Construction Loan was approximately 6.42% during the three months ended March 31, 2023. The obligations of the JV under this loan are guaranteed by TGD Holdings I, LLC, which is an affiliate of HF.

China Distribution Center Construction Loan

The Company entered into a 700.0  million yuan loan agreement to finance the construction of its distribution center in China which matures on September 28, 2023. The interest rate at March 31, 2023 was 4.00% and may increase or decrease over the life of the loan, and will be evaluated every 12 months. Beginning in 2021, the principal of the loan is repaid in semi-annual installments of variable amounts. The obligations of the China distribution center construction loan, entered through the Company’s Taicang Subsidiary are jointly and severally guaranteed by the Company’s China joint venture. As of March 31, 2023 and December 31, 2022, the outstanding balance under this loan included approximately $38.6 million and $41.3 million classified as current installments of long-term borrowings in the Company’s condensed consolidated balance sheets.

China Distribution Center Expansion Construction Loan

On October 18, 2022, the Company entered into a loan agreement for 1.1 billion yuan with Bank of China Co., Ltd to finance the construction of its distribution center expansion in China. Interest is paid quarterly. The interest rate at March 31, 2023 was 3.4% and may increase or decrease over the life of the loan, and will be evaluated every 12 months. This loan matures 10 years from the initial receipt of funds. Beginning in 2026, the principal of the loan will be repaid in semi-annual installments of variable amounts. The obligations of this loan entered through the Company’s Taicang Subsidiary are jointly and severally guaranteed by the Company’s China joint venture.

China Operational Loans

The Company has certain secured credit facilities to support the operations of its China joint venture. The balance of working capital loans was approximately $53.9 million with interest rates ranging from 2.90% to 3.05% per annum as of March 31, 2023. The balance of working capital loans as of December 31, 2022 was approximately $54.4 million with interest rates ranging from 2.90% to 3.41% per annum. As of March 31, 2023 and December 31, 2022, the outstanding balances under these working capital loans included $53.9 and $54.4 million classified as current borrowings in the Company’s condensed consolidated balance sheets.
(5)	Stockholders Equity and Stock Compensation

SHARE REPURCHASE PROGRAM

On January 31, 2022, the Company’s Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its Class A common stock, for an aggregate repurchase price not to exceed $500 million. The Share Repurchase Program expires on January 31, 2025 and does not obligate the Company to acquire any particular amount of shares. As of March 31, 2023, there was $395.7 million remaining to repurchase shares under the Share Repurchase Program.

The following table provides a summary the Company’s stock repurchase activities:

	Three Months Ended March 31,
	2023	2022
Shares repurchased	676,190	651,774
Average cost per share	$44.39	$38.36
Total cost of shares repurchased (in thousands)	$30,014	$25,000

INCENTIVE AWARD PLAN

In the three months ended March 31, 2023, the Company granted restricted stock with time-based vesting as well as performance-based awards. The performance-based awards include a market condition tied to the Company’s total shareholder return in relation to its peer companies as well as a financial performance condition tied to annual earnings per share (“EPS”) growth. The vesting and ultimate payout of performance awards is determined at the end of the three-year performance period and can vary from zero to 200% based on actual results. As of March 31, 2023, there were 2,213,612 shares available for grant as equity awards under the 2017 Incentive Award Plan if target levels are achieved for performance-based awards and 1,271,162 if maximum levels are achieved.

The Company issued the following stock-based instruments:

	Three Months Ended March 31,
	2023		2022
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value
Restricted stock	300,970	$43.77	1,221,950	$38.58
Performance-based restricted stock	121,225	$43.34	116,250	$42.46
Market-based restricted stock	121,225	$59.71	116,250	$58.85

A summary of the status and changes of the Company’s unvested shares is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2022	3,423,902	$40.62
Granted	543,420	47.23
Vested	(224,750)	38.82
Cancelled	(7,500)	43.36
Unvested at March 31, 2023	3,735,072	$41.68

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

For the three months ended March 31, 2023 and 2022, the Company recognized $13.5 million and $17.2 million of incentive stock compensation expense. As of March 31, 2023, the unamortized stock compensation of $102.3 million is expected to be recognized over a weighted-average period of 1.77 years.

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

For the three months ended March 31, 2023 and 2022, the Company recognized $0.7 million and $0.8 million of ESPP stock compensation expense. As of March 31, 2023, there were 3,815,746 shares available for sale under the 2018 ESPP.

(6)	Earnings Per Share

Basic EPS and diluted EPS are calculated by dividing net earnings by the following: for basic EPS, the weighted-average number of common shares outstanding for the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive common shares using the treasury stock method.

The calculation of EPS is as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Net earnings attributable to Skechers U.S.A., Inc.	$160,443	$121,223

Weighted-average common shares outstanding, basic	155,140	155,996
Dilutive effect of nonvested shares	1,615	1,452
Weighted-average common shares outstanding, diluted	156,755	157,448
Anti-dilutive common shares excluded above	10	27
Net earnings per share attributable to Skechers U.S.A., Inc.
Basic	$1.03	$0.78
Diluted	$1.02	$0.77

(7)	Income Taxes

The tax provisions for the three months ended March 31, 2023 and 2022 were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary. The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which the Company has operations, the applicable statutory rates range from 0.0% to 35.0%, which is on average significantly lower than the U.S. federal and state combined statutory rate of approximately 25%. The Company’s effective tax rate was 18.5% and 20.0% for the three months ended March 31, 2023 and 2022. The decrease for the quarterly rates is primarily due to the positive impact of discrete items.

(8)	Related Party Transactions

The Skechers Foundation (the “Foundation”) is a 501(c)(3) non-profit entity and not a subsidiary or otherwise affiliated with the Company. The Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer, are officers and directors of the Foundation. During the three months ended March 31, 2023, the Board of Directors approved a contribution of $0.5 million. For the three months ended March 31, 2022, the Company made contributions of $0.5 million.

(9)	Segment and Geographic Information

The Company has two reportable segments, Wholesale and Direct-to-Consumer. Management evaluates segment performance based primarily on sales and gross margin. Other costs and expenses of the Company are analyzed on an aggregate basis and not allocated to the segments. The following summarizes the Company’s operations by segment and geographic area:

Segment Information

	Three Months Ended March 31,
(in thousands)	2023	2022
Wholesale sales	$1,294,558	$1,251,306
Gross profit	511,999	454,960
Gross margin	39.6%	36.4%

Direct-to-Consumer sales	$707,370	$568,288
Gross profit	466,580	369,203
Gross margin	66.0%	65.0%

Total sales	$2,001,928	$1,819,594
Gross profit	978,579	824,163
Gross margin	48.9%	45.3%

(in thousands)	As of March 31, 2023	As of December 31, 2022
Identifiable assets
Wholesale	$3,759,816	$3,682,860
Direct-to-Consumer	3,284,655	3,210,627
Total	$7,044,471	$6,893,487

	Three Months Ended March 31,
(in thousands)	2023	2022
Additions to property, plant and equipment
Wholesale	$51,516	$64,698
Direct-to-Consumer	19,697	24,700
Total	$71,213	$89,398

Geographic Information

	Three Months Ended March 31,
(in thousands)	2023	2022
Geographic sales
Domestic Wholesale	$441,903	$538,569
Domestic Direct-to-Consumer	298,963	239,448
Total domestic sales	740,866	778,017

International Wholesale	852,655	712,737
International Direct-to-Consumer	408,407	328,840
Total international sales	1,261,062	1,041,577

Total sales	$2,001,928	$1,819,594

Regional Sales
Americas (AMER)	$945,931	$946,886
Europe, Middle East & Africa (EMEA)	534,494	441,201
Asia Pacific (APAC)	521,503	431,507
Total sales	$2,001,928	$1,819,594

China sales	$281,953	$273,031

(in thousands)	As of March 31, 2023	As of December 31, 2022
Property, plant and equipment, net
Domestic	$882,901	$870,924
International	494,687	474,446
Total	$1,377,588	$1,345,370

China property plant and equipment, net	$274,149	$264,422

The Company’s sales to its five largest customers accounted for approximately 8.0% and 10.0% of total sales for the three months ended March 31, 2023 and 2022.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the U.S. were $4.6 billion and $4.4 billion at March 31, 2023 and December 31, 2022. Goodwill of $93.5 million is included in the Wholesale segment.

The Company performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable generally do not require collateral. Foreign accounts receivable are generally collateralized by letters of credit. The Company’s additions to the provision for expected credit losses for the three months ended March 31, 2023 and 2022 were $0.7 million and $0.3 million.

The Company’s accounts receivables, excluding allowances for bad debts and chargebacks, by geography are summarized as follows:

(in thousands)	As of March 31, 2023	As of December 31, 2022
Domestic Accounts Receivable	$394,760	$310,138
International Accounts Receivable	719,911	597,621

The Company’s top five manufacturers produced the following:

	Three Months Ended March 31,
(percentage of total production)	2023	2022
Manufacturer #1	23.2	17.8
Manufacturer #2	6.1	5.2
Manufacturer #3	5.8	5.0
Manufacturer #4	5.8	4.8
Manufacturer #5	5.3	4.4
Total	46.2	37.2

(10)	Commitments and Contingencies

In accordance with GAAP, the Company records a liability in its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of March 31, 2023, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto in Item 1 of this report and our annual report on Form 10-K for the year ended December 31, 2022.

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
•

global economic, political and market conditions including the effects of inflation and foreign currency exchange rate fluctuations around the world, the challenging consumer retail market in the United States and the impact of Russia’s war with Ukraine; and

•

other factors referenced or incorporated by reference in our annual report on Form 10-K for the year ended December 31, 2022 under the captions “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

OVERVIEW

Sales of $2.0 billion in the first quarter set a new quarterly record, reflecting the robust global demand for our product. Sales increased across both of our segments compared to the same period in 2022. Additionally, gross margins improved year-over-year to 48.9% and inventory was reduced by 17.4% from December 31, 2022. Our record sales, expanded gross margins and meaningfully improved inventory levels are an indication of the strength of our comfort technology products and impactful marketing worldwide.

Our core product philosophy of comfort, style, innovation, and quality at a reasonable price continues to resonate with consumers, and we remain focused on delivering our comfort technology footwear to meet consumer demand. We continue to build efficiencies and expand our distribution capabilities around the world. We remain focused on executing against our long-term growth strategies and believe we are well positioned to meet our sales goal of $10 billion by 2026.

On April 22, 2023, we released our first Impact Report. With one of America’s largest LEED Gold Certified facilities and our environmentally minded European Distribution Center, we are committed to reducing our impact on the world through green building design, operational efficiencies, and waste and water use reduction.

RESULTS OF OPERATIONS – FIRST QUARTER

We have two reportable segments, Wholesale and Direct-to-Consumer. Wholesale includes sales to department stores, family shoe stores, specialty running and sporting goods retailers, and big box club stores; franchisee and licensee third-party store operators; dedicated e-commerce retailers; and international distributors. Direct-to-Consumer includes direct sales to consumers through an integrated retail format of company-owned physical stores and digital platforms and hosted digital marketplaces in select international markets.

Selected information from our results of operations follows:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	$	%
Sales	$2,001,928	$1,819,594	182,334	10.0
Cost of sales	1,023,349	995,431	27,918	2.8
Gross profit	978,579	824,163	154,416	18.7
Gross margin	48.9%	45.3%		360	bps
Operating expenses
Selling	128,560	108,209	20,351	18.8
General and administrative	626,442	540,050	86,392	16.0
Total operating expenses	755,002	648,259	106,743	16.5
As a % of sales	37.7%	35.6%		210	bps
Earnings from operations	223,577	175,904	47,673	27.1
Operating margin	11.2%	9.7%		150	bps
Other income (expense)	9,923	(5,746)	15,669	n/m
Earnings before income taxes	233,500	170,158	63,342	37.2
Income tax expense	43,216	33,992	9,224	27.1
Net earnings	190,284	136,166	54,118	39.7
Net earnings attributable to noncontrolling interests	29,841	14,943	14,898	99.7
Net earnings attributable to Skechers U.S.A., Inc.	$160,443	$121,223	39,220	32.4

Sales

Sales increased $182.3 million, or 10.0%, to $2.0 billion compared to $1.8 billion as a result of a 21.1% increase internationally and a 4.8% decrease domestically. Both segments experienced growth, with Direct-to-Consumer increasing 24.5% and Wholesale increasing 3.5%. Sales increased overall due to higher sales volume in Direct-to-Consumer and higher average selling prices in Wholesale.

Gross margin

Gross margin increased 360 basis points to 48.9% compared to 45.3%, due to higher average selling prices in Wholesale and a greater mix of Direct-to-Consumer sales.

Operating expenses

Operating expenses increased $106.7 million, or 16.5%, to $755.0 million, and as a percentage of sales increased 210 basis points to 37.7% compared to 35.6% in the prior year. Selling expenses increased $20.4 million, or 18.8%, to $128.6 million, primarily due to higher brand demand creation expenditures. General and administrative expenses increased $86.4 million, or 16.0%, to $626.4 million. The increased expenses were primarily due to increases in labor costs of $29.8 million, warehouse and distribution costs of $18.1 million, and facility related costs of $15.5 million, including rent and depreciation.

Other income

Other income was $9.9 million for the three months ended March 31, 2023, as compared to an expense of $5.7 million for the three months ended March 31, 2022. The increase of $15.7 million was primarily due to favorable gains on foreign currency exchange rates.

Income taxes

Income tax expense and the effective tax rate were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Income tax expense	$43,216	$33,992
Effective tax rate	18.5%	20.0%

Our income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0.0% to 35%, which on average is significantly lower than the U.S. federal and state combined statutory rate of approximately 25%. For the quarter, the decrease in the effective tax rate is primarily due to the positive impact of discrete items.

Noncontrolling interests in net earnings of consolidated subsidiaries

Noncontrolling interests represents the share of net earnings that is attributable to our joint venture partners. Net earnings attributable to noncontrolling interests increased $14.9 million to $29.8 million compared to $14.9 million in the prior year, due to higher earnings by our joint ventures, predominantly in China.

RESULTS OF SEGMENT OPERATIONS – FIRST QUARTER

Wholesale

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	$	%
Sales	$1,294,558	$1,251,306	43,252	3.5
Gross profit	511,999	454,960	57,039	12.5
Gross margin	39.6%	36.4%		320	bps

Wholesale sales increased $43.3 million, or 3.5%, to $1.3 billion, which includes increases in Europe, Middle East & Africa of 20.1% and in Asia Pacific of 24.1%, partially offset by a decrease in the Americas of 13.2%. Wholesale average selling price increased 5.3% and volume decreased 1.9%.

Wholesale gross margin increased 320 basis points to 39.6% driven by average selling price increases.

Direct-to-Consumer

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	$	%
Sales	$707,370	$568,288	139,082	24.5
Gross profit	466,580	369,203	97,377	26.4
Gross margin	66.0%	65.0%		100	bps

Direct-to-Consumer sales increased $139.1 million, or 24.5%, to $707.4 million, which includes increases in the Americas of 28.6%, Asia Pacific of 17.9% and Europe, Middle East & Africa of 29.5%. Direct-to-Consumer volume increased 27.2% and average selling price per unit decreased 2.2%.

Direct-to-Consumer gross margin increased 100 basis points to 66.0%, primarily driven by lower costs per unit partially offset by average selling price decreases due to increased promotional activity.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity outlook

We have cash and cash equivalents of $760.0 million at March 31, 2023. Amounts held outside the U.S. were $661.0 million, or 87.0%, and approximately $285.4 million was available for repatriation to the U.S. as of March 31, 2023 without incurring additional U.S. federal income taxes and applicable non-U.S. income and withholding taxes.

As of March 31, 2023, we have unused credit capacity of $747.3 million on our revolving credit facility, with an additional $250.0 million available through an accordion feature. We believe that anticipated cash flows from operations, existing cash and investments balances, available borrowings under our revolving credit facility, and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements for the next twelve months.

Cash Flows

Our working capital at March 31, 2023 was $2.2 billion, an increase of $0.2 billion from working capital of $2.0 billion at December 31, 2022. Our cash and cash equivalents at March 31, 2023 were $760.0 million, compared to $615.7 million at December 31, 2022, primarily due to our strong operating performance. Capital expenditures were $71.2 million and we repurchased $30.0 million of common stock during the period ended March 31, 2023. Our primary sources of operating cash are collections from customers. Our primary uses of cash are working capital, selling, general and administrative expenses and capital expenditures.

Operating Activities

For the three months ended March 31, 2023, net cash provided by operating activities was $235.1 million compared to net cash used of $134.8 million for the three months ended March 31, 2022. The $369.9 million increase in operating cash flows primarily resulted from decreased inventory purchases and changes in receivables balances.

Investing Activities

Net cash used in investing activities was $68.8 million for the three months ended March 31, 2023, compared to $75.2 million for the three months ended March 31, 2022. The $6.4 million decrease was due to decreased capital expenditures of $18.2 million, offset by increased net investment activity of $11.8 million.

Our capital investments remain focused on supporting our strategic growth priorities, growing our Direct-to-Consumer business, as well as expanding the presence of our brand internationally. Capital expenditures for the three months ended March 31, 2023 were $71.2 million, which included $31.0 million related to the expansion of our global distribution infrastructure; $19.9 million related to investments in our retail stores and direct-to-consumer technologies; and $9.0 million of investments in our new corporate offices. We expect our capital expenditures for the remainder of 2023 to be approximately $300.0 million to $350.0 million, which is primarily related to the expansion of our worldwide distribution capabilities, continued investments in retail and e-commerce technologies and stores, and our corporate offices in Southern California. We expect to fund ongoing capital expenses through a combination of available cash and borrowings.

Financing Activities

Net cash used in financing activities was $13.4 million during the three months ended March 31, 2023, compared to $5.0 million during the three months ended March 31, 2022. The increase is primarily the result of net decreased proceeds from short-term and long-term borrowings of $25.5 million, partially offset by decreased repayments on long-term borrowings of $14.8 million.

Capital Resources and Prospective Capital Requirements

Financing Arrangements

As of March 31, 2023, outstanding short-term and long-term borrowings were $361.2 million, of which $268.5 million relates to loans for our domestic and China distribution centers, $53.9 million relates to our operations in China, and the remainder relates to our international operations. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants related to our short-term and long-term borrowings as of the date of this quarterly report. See Note 4 – Financial Commitments of the Condensed Consolidated Financial Statements for additional information.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates did not change materially during the quarter ended March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 1A. Risk Factors

There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the share repurchase activity during the quarter ended March 31, 2023.

Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Dollar Value of Shares that May Yet Be Purchased under the Program (in thousands)
January 31, 2023	—	$—	$425,755
February 28, 2023	202,051	44.50	416,765
March 31, 2023	474,139	44.34	395,742
Total	676,190	$44.39

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1

Fourth Amendment to Bylaws dated March 9, 2023 (incorporated by reference to exhibit number 3.1 of the Registrant’s Registration Statement on Form 8-K filed with the Securities and Exchange Commission on March 9, 2023).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of Skechers U.S.A., Inc. for the quarter ended March 31, 2023 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements

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

Date: May 5, 2023	SKECHERS U.S.A., INC.

	By:	/s/ John Vandemore
John Vandemore
Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)