Form 10-Q
period 2023-06-30
SKECHERS USA INC
filed 2023-08-04
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 28, 2023 134,368,462 shares of the registrant’s Class A Common Stock, $0.001 par value per share, were outstanding.

As of July 28, 2023 20,385,569 shares of the registrant’s Class B Common Stock, $0.001 par value per share, were outstanding.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
(in thousands, except par value)	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$896,514	$615,733
Short-term investments	80,648	102,166
Trade accounts receivable, less allowances of $68,501 and $59,472	940,201	848,287
Other receivables	69,307	86,036
Inventory	1,486,012	1,818,016
Prepaid expenses and other	197,007	176,035
Total current assets ($1,100,137 and $1,014,962 related to VIEs)	3,669,689	3,646,273
Property, plant and equipment, net	1,417,225	1,345,370
Operating lease right-of-use assets	1,230,635	1,200,565
Deferred tax assets	461,021	454,190
Long-term investments	96,591	70,498
Goodwill	101,483	93,497
Other assets, net	131,013	83,094
Total non-current assets ($616,850 and $598,973 related to VIEs)	3,437,968	3,247,214
TOTAL ASSETS	$7,107,657	$6,893,487
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$802,234	$957,384
Accrued expenses	300,071	294,143
Operating lease liabilities	261,954	238,694
Current installments of long-term borrowings	76,388	103,184
Short-term borrowings	36,654	19,635
Total current liabilities ($533,807 and $568,158 related to VIEs)	1,477,301	1,613,040
Long-term operating lease liabilities	1,069,384	1,063,672
Long-term borrowings	236,763	216,488
Deferred tax liabilities	20,224	8,656
Other long-term liabilities	112,523	120,045
Total non-current liabilities ($313,526 and $293,726 related to VIEs)	1,438,894	1,408,861
Total liabilities	2,916,195	3,021,901
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred Stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.001 par value; 500,000 shares authorized; 134,291 and 134,473 shares issued and outstanding	134	134
Class B Common Stock, $0.001 par value; 75,000 shares authorized; 20,464 and 20,810 shares issued and outstanding	20	21
Additional paid-in capital	362,769	403,799
Accumulated other comprehensive loss	(87,707)	(84,897)
Retained earnings	3,564,133	3,250,931
Skechers U.S.A., Inc. equity	3,839,349	3,569,988
Noncontrolling interests	352,113	301,598
Total stockholders' equity	4,191,462	3,871,586
TOTAL LIABILITIES AND EQUITY	$7,107,657	$6,893,487

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Sales	$2,012,516	$1,867,804	$4,014,444	$3,687,398
Cost of sales	951,992	970,225	1,975,341	1,965,656
Gross profit	1,060,524	897,579	2,039,103	1,721,742
Operating expenses
Selling	187,118	166,609	315,678	274,818
General and administrative	655,673	576,812	1,282,115	1,116,862
Total operating expenses	842,791	743,421	1,597,793	1,391,680
Earnings from operations	217,733	154,158	441,310	330,062
Other income (expense)	2,792	(19,259)	12,715	(25,005)
Earnings before income taxes	220,525	134,899	454,025	305,057
Income tax expense	38,942	28,739	82,158	62,731
Net earnings	181,583	106,160	371,867	242,326
Less: Net earnings attributable to noncontrolling interests	28,824	15,756	58,665	30,699
Net earnings attributable to Skechers U.S.A., Inc.	$152,759	$90,404	$313,202	$211,627
Net earnings per share attributable to Skechers U.S.A., Inc.
Basic	$0.99	$0.58	$2.02	$1.36
Diluted	$0.98	$0.58	$2.00	$1.35
Weighted-average shares used in calculating net earnings per share attributable to Skechers U.S.A., Inc.
Basic	154,970	155,941	155,055	155,969
Diluted	156,571	156,748	156,654	157,074

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net earnings	$181,583	$106,160	$371,867	$242,326
Other comprehensive income, net of tax
Net unrealized gain (loss) on derivative contract	499	1,254	(917)	7,097
Loss on foreign currency translation adjustment	(16,144)	(42,229)	(9,293)	(40,740)
Comprehensive income	165,938	65,185	361,657	208,683
Less: Comprehensive income attributable to noncontrolling interests	20,669	3,743	51,265	23,764
Comprehensive income attributable to Skechers U.S.A., Inc.	$145,269	$61,442	$310,392	$184,919

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Shares		Amount			Accumulated
(in thousands)	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid–in capital	other comprehensive loss	Retained earnings	Skechers U.S.A., Inc. equity	Noncontrolling interests	Total stockholders' equity
Balance at March 31, 2023	134,259	20,474	$134	$20	$383,540	$(80,217)	$3,411,374	$3,714,851	$331,444	$4,046,295
Net earnings	—	—	—	—	—	—	152,759	152,759	28,824	181,583
Foreign currency translation adjustment	—	—	—	—	—	(7,490)	—	(7,490)	(8,654)	(16,144)
Net unrealized gain on derivative contract	—	—	—	—	—	—	—	—	499	499
Stock compensation expense	—	—	—	—	17,716	—	—	17,716	—	17,716
Proceeds from the employee stock purchase plan	148	—	—	—	5,402	—	—	5,402	—	5,402
Shares issued under the incentive award plan	713	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(260)	—	—	—	(13,877)	—	—	(13,877)	—	(13,877)
Repurchases of common stock	(579)	—	(1)	—	(30,011)	—	—	(30,012)	—	(30,012)
Conversion of Class B Common Stock into Class A Common Stock	10	(10)	—	—	—	—	—	—	—	—
Balance at June 30, 2023	134,291	20,464	$134	$20	$362,769	$(87,707)	$3,564,133	$3,839,349	$352,113	$4,191,462

Balance at March 31, 2022	134,829	20,939	$135	$21	$415,357	$(46,822)	$2,999,126	$3,367,817	$298,099	$3,665,916
Net earnings	—	—	—	—	—	—	90,404	90,404	15,756	106,160
Foreign currency translation adjustment	—	—	—	—	—	(28,962)	—	(28,962)	(13,267)	(42,229)
Net unrealized gain on derivative contract	—	—	—	—	—	—	—	—	1,254	1,254
Stock compensation expense	—	—	—	—	15,828	—	—	15,828	—	15,828
Proceeds from the employee stock purchase plan	144	—	—	—	4,836	—	—	4,836	—	4,836
Shares issued under the incentive award plan	692	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(234)	—	—	—	(9,429)	—	—	(9,429)	—	(9,429)
Repurchases of common stock	(636)	—	(1)	—	(24,231)	—	—	(24,232)	—	(24,232)
Conversion of Class B Common Stock into Class A Common Stock	50	(50)	—	—	—	—	—	—	—	—
Balance at June 30, 2022	134,845	20,889	$135	$21	$402,360	$(75,784)	$3,089,530	$3,416,262	$301,842	$3,718,104

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Shares		Amount			Accumulated
(in thousands)	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid–in capital	other comprehensive loss	Retained earnings	Skechers U.S.A., Inc. equity	Noncontrolling interests	Total stockholders' equity
Balance at December 31, 2022	134,473	20,810	$134	$21	$403,799	$(84,897)	$3,250,931	$3,569,988	$301,598	$3,871,586
Net earnings	—	—	—	—	—	—	313,202	313,202	58,665	371,867
Foreign currency translation adjustment	—	—	—	—	—	(2,810)	—	(2,810)	(6,483)	(9,293)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(750)	(750)
Net unrealized loss on derivative contract	—	—	—	—	—	—	—	—	(917)	(917)
Stock compensation expense	—	—	—	—	31,968	—	—	31,968	—	31,968
Proceeds from the employee stock purchase plan	148	—	—	—	5,402	—	—	5,402	—	5,402
Shares issued under the incentive award plan	938	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(358)	—	—	—	(18,375)	—	—	(18,375)	—	(18,375)
Repurchases of common stock	(1,256)	—	(2)	—	(60,024)	—	—	(60,026)	—	(60,026)
Conversion of Class B Common Stock into Class A Common Stock	346	(346)	1	(1)	—	—	—	—	—	—
Balance at June 30, 2023	134,291	20,464	$134	$20	$362,769	$(87,707)	$3,564,133	$3,839,349	$352,113	$4,191,462

Balance at December 31, 2021	135,107	20,939	$135	$21	$429,608	$(48,323)	$2,877,903	$3,259,344	$282,728	$3,542,072
Net earnings	—	—	—	—	—	—	211,627	211,627	30,699	242,326
Foreign currency translation adjustment	—	—	—	—	—	(27,461)	—	(27,461)	(13,279)	(40,740)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(4,650)	(4,650)
Net unrealized gain on derivative contract	—	—	—	—	753	—	—	753	6,344	7,097
Stock compensation expense	—	—	—	—	33,796	—	—	33,796	—	33,796
Proceeds from the employee stock purchase plan	144	—	—	—	4,836	—	—	4,836	—	4,836
Shares issued under the incentive award plan	1,258	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(427)	—	—	—	(17,401)	—	—	(17,401)	—	(17,401)
Repurchases of common stock	(1,287)	—	(1)	—	(49,231)	—	—	(49,232)	—	(49,232)
Conversion of Class B Common Stock into Class A Common Stock	50	(50)	—	—	—	—	—	—	—	—
Balance at June 30, 2022	134,845	20,889	$135	$21	$402,360	$(75,784)	$3,089,530	$3,416,262	$301,842	$3,718,104

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net earnings	$371,867	$242,326
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	85,395	72,032
Provision for bad debts and returns	35,169	9,542
Stock compensation	31,968	33,796
Deferred income taxes	(5,381)	(4,110)
Net foreign currency adjustments	(16,211)	12,336
Changes in operating assets and liabilities
Receivables	(61,318)	(210,229)
Inventory	353,102	(125,485)
Other assets	(27,440)	10,766
Accounts payable	(164,224)	118,667
Other liabilities	(27,668)	(4,932)
Net cash provided by operating activities	575,259	154,709
Cash flows from investing activities
Capital expenditures	(147,425)	(163,511)
Acquisitions, net of cash acquired	(70,369)	—
Purchases of investments	(73,034)	(32,770)
Proceeds from sales and maturities of investments	68,458	82,418
Net cash used in investing activities	(222,370)	(113,863)
Cash flows from financing activities
Net proceeds from the employee stock purchase plan	5,402	4,836
Repayments on long-term borrowings	(28,031)	(29,777)
Proceeds from long-term borrowings	21,510	16,040
Net proceeds from (repayments on) short-term borrowings	17,019	(1,195)
Payments for employee taxes related to stock compensation	(18,375)	(17,401)
Repurchases of common stock	(60,026)	(49,232)
Distributions to noncontrolling interests	(750)	(4,650)
Net cash used in financing activities	(63,251)	(81,379)
Effect of exchange rate changes on cash and cash equivalents	(8,857)	(3,846)
Net change in cash and cash equivalents	280,781	(44,379)
Cash and cash equivalents at beginning of the period	615,733	796,283
Cash and cash equivalents at end of the period	$896,514	$751,904

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$10,770	$8,855
Income taxes, net	66,782	50,817
Non-cash transactions
Right-of-use assets exchanged for lease liabilities	143,941	154,448
Non-cash consideration for acquired business	9,180	—

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

DERIVATIVE INSTRUMENTS

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Company uses an interest rate swap as part of its interest rate risk management strategy. The Company’s interest rate swap, designated as a cash flow hedge, involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. By utilizing an interest rate swap, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of June 30, 2023, all counterparties to the interest rate swap had performed in accordance with their contractual obligations.

RecentLY ADOPTED Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended and supplemented by subsequent ASUs (collectively, “ASU 2020-04” and “ASU 2022-06”), which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for borrowing instruments, which use London Interbank Offered Rate ("LIBOR") as a reference rate, and is available through December 31, 2024. During the second quarter of 2023, the Company amended certain terms of our loan agreement with Bank of America and the related interest rate swap to replace the LIBOR with the daily Secured Overnight Financing Rate ("SOFR") as part of our planned reference rate reform activities, as discussed in Note 4 - Financial Commitments. The Company elected to apply the practical expedient which allows us to account for the modification of the amended agreements as if the modifications were not substantial. These amendments did not result in any change to our application of hedge accounting or and did not have a material impact to our consolidated financial statements.

(2)
Cash, Cash Equivalents, Short-term and Long-term Investments

The following tables show the Company’s cash, cash equivalents, short-term and long-term investments by significant investment category:

	As of June 30, 2023
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$789,496	$789,496	$789,496	$—	$—
Level 1
Money market funds	98,033	98,033	98,033	—	—
U.S. Treasury securities	14,119	14,119	2,999	11,120	—
Mutual funds	N/A	11,355	—	—	11,355
Total level 1	112,152	123,507	101,032	11,120	11,355
Level 2
Corporate notes and bonds	98,921	98,921	5,986	66,526	26,409
Asset-backed securities	8,547	8,547	—	—	8,547
U.S. Agency securities	4,710	4,710	—	3,002	1,708
Total level 2	112,178	112,178	5,986	69,528	36,664
Total	$1,013,826	$1,025,181	$896,514	$80,648	$48,019

	As of December 31, 2022
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$539,730	$539,730	$539,730	$—	$—
Level 1
Money market funds	71,503	71,503	71,503	—	—
U.S. Treasury securities	18,201	18,201	2,000	16,201	—
Mutual funds	N/A	5,893	—	—	5,893
Total level 1	89,704	95,597	73,503	16,201	5,893
Level 2
Corporate notes and bonds	101,959	101,959	2,500	85,731	13,728
Asset-backed securities	4,641	4,641	—	234	4,407
Total level 2	106,600	106,600	2,500	85,965	18,135
Total	$736,034	$741,927	$615,733	$102,166	$24,028

The Company’s investments consist of U.S. Treasury securities, corporate notes and bonds, asset-backed securities and U.S. agency securities, which the Company has the intent and ability to hold to maturity and therefore are classified as held-to-maturity. The Company holds mutual funds in its deferred compensation plan which are classified as trading securities. The Company may sell certain of its investments prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s long-term investments are less than two years. The Company minimizes the potential risk of principal loss by investing in highly-rated securities and limiting the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio. Included in long-term investments on the Condensed Consolidated Balance Sheets are company owned life insurance contracts of $48.6 million and $46.5 million as of June 30, 2023 and December 31, 2022. Interest income was $5.2 million and $1.6 million for three months ended June 30, 2023 and 2022, and $7.9 million and $2.7 million for six months ended June 30, 2023 and 2022.

When evaluating an investment for its current expected credit losses, the Company reviews factors such as historical experience with defaults, losses, credit ratings, term and macroeconomic trends, including current conditions and forecasts to the extent they are reasonable and supportable.

(3)
Accrued Expenses

Accrued expenses were as follows:

	As of	As of
(in thousands)	June 30, 2023	December 31, 2022
Accrued payroll, taxes, and other	$147,217	$143,664
Return reserve liability	80,072	60,482
Accrued inventory purchases	72,782	89,997
Accrued expenses	$300,071	$294,143

(4)
Financial Commitments

The Company had $3.1 million and $2.7 million letters of credit as of June 30, 2023 and December 31, 2022, and approximately $36.7 million and $19.6 million in short-term borrowings as of June 30, 2023 and December 31, 2022. Interest expense was $6.0 million and $4.6 million for the three months ended June 30, 2023 and 2022, and $11.1 million and $9.1 million for six months ended June 30, 2023 and 2022.

Long-term borrowings were as follows:

	As of	As of
(in thousands)	June 30, 2023	December 31, 2022
HF-T1 Distribution Center Loan	$129,505	$129,505
HF-T2 Distribution Center Construction Loan	73,017	72,098
China Distribution Center Construction Loan	19,255	41,329
China Distribution Center Expansion Construction Loan	34,015	14,507
China Operational Loans	53,051	54,361
Other	4,308	7,872
Subtotal	313,151	319,672
Less: Current installments	76,388	103,184
Total long-term borrowings	$236,763	$216,488

Revolving Credit Facility

The Company maintains a revolving credit facility to manage liquidity, including working capital and capital expenditures. On December 15, 2021, the Company amended its $500.0 million senior, unsecured revolving credit agreement dated November 21, 2019 (the “Amended Credit Agreement”). The Amended Credit Agreement expands its senior, unsecured credit facility to $750.0 million, which may be increased by up to $250.0 million under certain conditions and provides for the issuance of letters of credit up to a maximum of $100.0 million and swingline loans up to a maximum of $50.0 million. The Amended Credit Agreement extends the maturity date of the credit agreement, which was due to expire on November 21, 2024, to December 15, 2026. As of June 30, 2023, there was no outstanding balance under the revolving credit facility. The unused credit capacity was $746.9 million and $747.3 million as of June 30, 2023 and December 31, 2022.

The Company is required to maintain a maximum total adjusted net leverage ratio of 3.75:1, except in the event of an acquisition in which case the ratio may be increased at the Company’s election to 4.25:1 for the quarter in which such acquisition occurs and for the next three quarters thereafter. The Company was in compliance with the financial covenants as of June 30, 2023.

In addition, the Company had $36.7 million and $19.6 million outstanding under short-term borrowings as of June 30, 2023 and December 31, 2022. Included in these amounts are $30.8 million and $14.5 million as of June 30, 2023 and December 31, 2022, related to our subsidiary in India, which has a line of credit of $42.9 million and $34.1 million as of June 30, 2023 and December 31, 2022, and a weighted average interest rate of 8.7% for the six months ended June 30, 2023.

HF-T1 Distribution Center Loan

To finance construction and improvements to the Company’s North American distribution center, the Company’s joint venture with HF Logistics I, LLC (“HF”), HF Logistics-SKX, LLC (the “JV”), through a wholly-owned subsidiary of the JV (“HF-T1”), entered into a $129.5 million construction loan agreement which matures on March 18, 2025 (the “HF-T1 2020 Loan”) with interest of SOFR Daily Floating Rate plus a margin of 1.75% per annum.

HF-T1 also entered into an ISDA master agreement (together with the schedule related thereto, the “Swap Agreement”) with Bank of America, N.A. to govern derivative and/or hedging transactions that HF-T1 concurrently entered into with Bank of America, N.A. Pursuant to the Swap Agreement, on August 14, 2015, HF-T1 entered into a confirmation of swap transactions (the “Interest Rate Swap”) as amended (the “Swap Agreement Amendment”) on March 18, 2020 with Bank of America, N.A. with a maturity date of March 18, 2025. The Swap Agreement Amendment fixes the effective interest rate on the HF-T1 2020 Loan at 2.55% per annum. The HF-T1 2020 Loan and Swap Agreement Amendment are subject to customary covenants and events of default. Bank of America, N.A. also acts as a lender and syndication agent under the Company’s revolving credit facility. The obligations of the JV under this loan are guaranteed by HF.

The Interest Rate Swap involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the second quarter of 2023, the Company amended certain terms of our loan agreement with Bank of America and the related interest rate swap to replace the LIBOR with the daily SOFR as part of our planned reference rate reform activities. As of both June 30, 2023 and December 31, 2022, the Interest Rate Swap had an aggregate notional amount of $129.5 million. Under the terms of the Swap Agreement Amendment, the Company will pay a weighted-average fixed rate of 0.778% on the notional amount and receive payments from the counterparty based on the 30-day SOFR rate, effectively modifying the Company’s exposure to interest rate risk by converting floating-rate debt to a fixed rate of 2.63%.

HF-T2 Distribution Center Construction Loan

To finance the expansion of the Company’s North American distribution center, the JV, through HF Logistics-SKX T2, LLC, a wholly-owned subsidiary of the JV (“HF-T2”) entered into a construction loan agreement of up to $73.0 million which matures on April 3, 2025. Under the 2020 Construction Loan Agreement, the interest rate per annum on the HF-T2 2020 Construction Loan based on the Bloomberg Short-Term Bank Yield Index (“BSBY”) Daily Floating Rate (as defined therein) plus a margin of 190 basis points, reducing to 175 basis points upon substantial completion of the construction and certain other conditions being satisfied. The weighted-average annual interest rate on borrowings under the HF-T2 Distribution Center Construction Loan was approximately 6.63% during the six months ended June 30, 2023. The obligations of the JV under this loan are guaranteed by TGD Holdings I, LLC, which is an affiliate of HF.

China Distribution Center Construction Loan

The Company entered into a 700.0 million yuan loan agreement to finance the construction of its distribution center in China which matures on September 28, 2023. The interest rate at June 30, 2023 was 4.00% and may increase or decrease over the life of the loan, and will be evaluated every 12 months. Beginning in 2021, the principal of the loan is repaid in semi-annual installments of variable amounts. The obligations of the China distribution center construction loan, entered through the Company’s Taicang Subsidiary are jointly and severally guaranteed by the Company’s China joint venture. As of June 30, 2023 and December 31, 2022, the outstanding balance under this loan included approximately $19.3 million and $41.3 million classified as current installments of long-term borrowings.

China Distribution Center Expansion Construction Loan

On October 18, 2022, the Company entered into a loan agreement for 1.1 billion yuan with Bank of China Co., Ltd to finance the construction of its distribution center expansion in China. Interest is paid quarterly. The interest rate at June 30, 2023 was 3.4% and may increase or decrease over the life of the loan, and will be evaluated every 12 months. This loan matures 10 years from the initial receipt of funds. Beginning in 2026, the principal of the loan will be repaid in semi-annual installments of variable amounts. The obligations of this loan entered through the Company’s Taicang Subsidiary are jointly and severally guaranteed by the Company’s China joint venture.

China Operational Loans

The Company has certain secured credit facilities to support the operations of its China joint venture. The balance of working capital loans was approximately $53.1 million with interest rates ranging from 2.90% to 3.00% per annum as of June 30, 2023. The balance of working capital loans as of December 31, 2022 was approximately $54.4 million with interest rates ranging from 2.90% to 3.41% per annum. The outstanding balances under these working capital loans are classified as current installments of long-term borrowings.

(5)
Stockholders Equity and Stock Compensation

SHARE REPURCHASE PROGRAM

On January 31, 2022, the Company’s Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its Class A common stock, for an aggregate repurchase price not to exceed $500 million. The Share Repurchase Program expires on January 31, 2025 and does not obligate the Company to acquire any particular amount of shares. As of June 30, 2023, there was $365.7 million remaining to repurchase shares under the Share Repurchase Program.

The following table provides a summary the Company’s stock repurchase activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares repurchased	579,475	635,712	1,255,665	1,287,486
Average cost per share	$51.79	$38.12	$47.80	$38.24
Total cost of shares repurchased (in thousands)	$30,012	$24,232	$60,026	$49,232

INCENTIVE AWARD PLAN

On April 6, 2023, the Company's Board of Directors adopted the 2023 Incentive Award Plan (the "2023 Plan"), which became effective upon approval by the Company's stockholders on June 12, 2023. The 2023 Plan replaced and superseded in its entirety the 2017 Plan. A total of 7,500,000 shares of Class A Common Stock are reserved for issuance under the 2023 Plan, which provides for the grants of ISOs, non-qualified stock options, restricted stock and various other types of equity awards as described in the plan to the employees, consultants, and directors of the Company. The 2023 Plan is administered by the Company's Board of Directors with respect to awards to non-employee directors and by the Company's Compensation Committee with respect to other eligible participants.

In the six months ended June 30, 2023, the Company granted restricted stock with time-based vesting as well as performance-based awards. The performance-based awards include a market condition tied to the Company’s total shareholder return in relation to its peer companies as well as a financial performance condition tied to annual earnings per share (“EPS”) growth. The vesting and ultimate payout of performance awards is determined at the end of the three-year performance period and can vary from zero to 200% based on actual results. As of June 30, 2023, there were 6,768,539 shares available for grant as equity awards under the 2023 Incentive Award Plan if target levels are achieved for performance-based awards and 6,292,756 if maximum levels are achieved.

The Company issued the following stock-based instruments:

	Six Months Ended June 30,
	2023		2022
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value
Restricted stock	885,490	$45.83	1,314,850	$38.57
Performance-based restricted stock	121,225	$43.34	116,250	$42.46
Market-based restricted stock	121,225	$59.71	116,250	$58.85

A summary of the status and changes of the Company’s unvested shares is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2022	3,423,902	$40.62
Granted	1,127,940	47.06
Vested	(938,237)	38.96
Cancelled	(37,000)	40.63
Unvested at June 30, 2023	3,576,605	$43.08

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

For the three months ended June 30, 2023 and 2022, the Company recognized $16.9 million and $15.1 million of incentive stock compensation expense. For the six months ended June 30, 2023 and 2022, the Company recognized $30.4 million and $32.3 million of incentive stock compensation expense. As of June 30, 2023, the unamortized stock compensation of $111.6 million is expected to be recognized over a weighted-average period of 1.93 years.

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

For the three months ended June 30, 2023 and 2022, the Company recognized $0.8 million and $0.7 million of ESPP stock compensation expense. For the six months ended June 30, 2023 and 2022, the Company recognized $1.5 million of ESPP stock compensation expense. As of June 30, 2023, there were 3,667,869 shares available for sale under the 2018 ESPP.

(6)
Earnings Per Share

Basic EPS and diluted EPS are calculated by dividing net earnings by the following: for basic EPS, the weighted-average number of common shares outstanding for the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive common shares using the treasury stock method.

The calculation of EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net earnings attributable to Skechers U.S.A., Inc.	$152,759	$90,404	$313,202	$211,627

Weighted-average common shares outstanding, basic	154,970	155,941	155,055	155,969
Dilutive effect of nonvested shares	1,601	807	1,599	1,105
Weighted-average common shares outstanding, diluted	156,571	156,748	156,654	157,074
Anti-dilutive common shares excluded above	12	67	14	37
Net earnings per share attributable to Skechers U.S.A., Inc.
Basic	$0.99	$0.58	$2.02	$1.36
Diluted	$0.98	$0.58	$2.00	$1.35

(7)
Income Taxes

The tax provisions for the three and six months ended June 30, 2023 and 2022, were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary. The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which the Company has operations, the applicable statutory rates range from 0% to 35%, which is on average significantly lower than the U.S. federal and state combined statutory rate of approximately 25%. The Company’s effective tax rate was 17.7% and 21.3% for the three months ended June 30, 2023 and 2022, and 18.1% and 20.6% for the six months ended June 30, 2023 and 2022. The decrease for the quarterly rates is primarily due to the positive impact of discrete items.

(8)
Related Party Transactions

The Skechers Foundation (the “Foundation”) is a 501(c)(3) non-profit entity and not a subsidiary or otherwise affiliated with the Company. The Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer, are officers and directors of the Foundation. During the three months ended June 30, 2023 and June 30, 2022, the Company made contributions of $1.0 million and $0.5 million, and contributions of $1.0 million for each of the six-month periods ended June 30, 2023 and June 30, 2022.

(9)
Segment and Geographic Information

The Company has two reportable segments, Wholesale and Direct-to-Consumer. Management evaluates segment performance based primarily on sales and gross margin. Other costs and expenses of the Company are analyzed on an aggregate basis and not allocated to the segments. The following summarizes the Company’s operations by segment and geographic area:

Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Wholesale sales	$1,073,019	$1,140,325	$2,367,576	$2,391,631
Gross profit	431,551	414,479	943,550	869,439
Gross margin	40.2%	36.3%	39.9%	36.4%

Direct-to-Consumer sales	$939,497	$727,479	$1,646,868	$1,295,767
Gross profit	628,973	483,100	1,095,553	852,303
Gross margin	66.9%	66.4%	66.5%	65.8%

Total sales	$2,012,516	$1,867,804	$4,014,444	$3,687,398
Gross profit	1,060,524	897,579	2,039,103	1,721,742
Gross margin	52.7%	48.1%	50.8%	46.7%

(in thousands)	As of June 30, 2023	As of December 31, 2022
Identifiable assets
Wholesale	$3,575,560	$3,682,860
Direct-to-Consumer	3,532,097	3,210,627
Total	$7,107,657	$6,893,487

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Additions to property, plant and equipment
Wholesale	$55,916	$49,965	$107,432	$114,663
Direct-to-Consumer	20,296	24,148	39,993	48,848
Total	$76,212	$74,113	$147,425	$163,511

Geographic Information

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Geographic sales
Domestic Wholesale	$390,783	$521,041	$832,685	$1,059,610
Domestic Direct-to-Consumer	411,063	319,508	710,027	558,956
Total domestic sales	801,846	840,549	1,542,712	1,618,566

International Wholesale	682,236	619,284	1,534,891	1,332,021
International Direct-to-Consumer	528,434	407,971	936,841	736,811
Total international sales	1,210,670	1,027,255	2,471,732	2,068,832

Total sales	$2,012,516	$1,867,804	$4,014,444	$3,687,398

Regional Sales
Americas (AMER)	$1,027,006	$1,033,879	$1,972,936	$1,980,765
Europe, Middle East & Africa (EMEA)	433,351	374,566	967,845	815,767
Asia Pacific (APAC)	552,159	459,359	1,073,663	890,866
Total sales	$2,012,516	$1,867,804	$4,014,444	$3,687,398

China sales	$302,401	$254,917	$584,354	$527,948

(in thousands)	As of June 30, 2023	As of December 31, 2022
Property, plant and equipment, net
Domestic	$901,797	$870,924
International	515,428	474,446
Total	$1,417,225	$1,345,370

China property plant and equipment, net	$280,463	$264,422

The Company’s sales to its five largest customers accounted for approximately 8.0% and 11.1% of total sales for the three months ended June 30, 2023 and 2022, and for the six months ended June 30, 2023 and 2022 were 7.8% and 10.2%.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the U.S. were $4.8 billion and $4.4 billion at June 30, 2023 and December 31, 2022. Goodwill of $101.5 million and $93.5 million is included in the Wholesale segment as of June 30, 2023 and December 31, 2022.

The Company performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable generally do not require collateral. Foreign accounts receivable are generally collateralized by letters of credit. The Company’s additions to the provision for expected credit losses for the three months ended June 30, 2023 and 2022 were $0.4 million and $0.7 million, and for the six months ended June 30, 2023 and 2022 were $1.1 million and $1.0 million.

The Company’s accounts receivables, excluding allowances for bad debts and chargebacks, by geography are summarized as follows:

(in thousands)	As of June 30, 2023	As of December 31, 2022
Domestic Accounts Receivable	$331,663	$310,138
International Accounts Receivable	677,039	597,621

The Company’s top five manufacturers produced the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(percentage of total production)	2023	2022	2023	2022
Manufacturer #1	17.1	16.1	19.8	16.9
Manufacturer #2	7.1	6.3	6.5	5.6
Manufacturer #3	6.8	6.1	6.5	5.6
Manufacturer #4	6.1	6.0	5.7	5.1
Manufacturer #5	5.5	5.0	5.2	4.7
Total	42.6	39.5	43.7	37.9

(10)
Commitments and Contingencies

In accordance with GAAP, the Company records a liability in its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of June 30, 2023, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

(11)
Business Combinations

Business acquisitions are accounted for under the acquisition method by assigning the purchase consideration to tangible and intangible assets acquired and liabilities assumed. The results of businesses acquired in a business combination are included in the consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase consideration over the amounts assigned is recorded as goodwill. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Fair value determinations require judgment and may involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives, and market multiples, among other items.

On May 31, 2023, the Company acquired 100% of the equity interests of Sports Connection Holdings ApS ("Sports Connection"), a Denmark-based company and a former distributor, to further broaden our reach in Europe. The total consideration is approximately $84.0 million and consisted of an initial cash payment of $74.8 million, the settlement of pre-existing receivables of $1.7 million and a contingent consideration payable of up to $7.5 million, subject to the acquiree achieving certain 2023 financial results. On the acquisition date, we recorded intangible assets of $54.4 million, goodwill of $8.0 million and other net assets of $21.6 million. The intangible assets have an estimated life of 7 years and are primarily related to reacquired rights. The acquisition is a non-taxable business combination and goodwill is not deductible for tax purposes.

The results of Sports Connection's operations have been included in, but are not material to, the Company's consolidated results of operations since the date of acquisition. Unaudited supplemental pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company's condensed consolidated financial statements. One-time acquisition related costs of $1.4 million were expensed as general and administrative expenses as incurred.

The purchase accounting for the Sports Connection acquisition remains preliminary. Although the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, as well as any contingent consideration, the estimates are inherently uncertain and subject to refinement. As a result, any adjustments will be recognized in the reporting period in which the amounts are determined, but not to exceed twelve months from the acquisition date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto in Item 1 of this report and our annual report on Form 10-K for the year ended December 31, 2022 and our quarterly report on Form 10-Q for the quarter ended March 31, 2023.

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
•
our ability to remain competitive among sellers of footwear for consumers, including in the highly competitive performance footwear market; and
•
global economic, political and market conditions including the effects of inflation and foreign currency exchange rate fluctuations around the world, the challenging consumer retail market in the United States and the impact of Russia’s war with Ukraine; and
•
other factors referenced or incorporated by reference in our annual report on Form 10-K for the year ended December 31, 2022 and our quarterly report on Form 10-Q for the quarter ended March 31, 2023 under the captions “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

OVERVIEW

Sales of $2.0 billion in the second quarter set a new quarterly record, reflecting the robust global demand for our product. Gross margins improved year-over-year to 52.7% and inventory was reduced by 18.3% from December 31, 2022. Our record sales, expanded gross margins and meaningfully improved inventory levels are an indication of the strength of our comfort technology products and impactful marketing worldwide.

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

RESULTS OF OPERATIONS – SECOND QUARTER

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

Selected information from our results of operations follows:

	Three Months Ended June 30,		Change
(in thousands)	2023	2022	$	%
Sales	$2,012,516	$1,867,804	144,712	7.7
Cost of sales	951,992	970,225	(18,233)	(1.9)
Gross profit	1,060,524	897,579	162,945	18.2
Gross margin	52.7%	48.1%		460 bps
Operating expenses
Selling	187,118	166,609	20,509	12.3
General and administrative	655,673	576,812	78,861	13.7
Total operating expenses	842,791	743,421	99,370	13.4
As a % of sales	41.9%	39.8%		210 bps
Earnings from operations	217,733	154,158	63,575	41.2
Operating margin	10.8%	8.3%		260 bps
Other income (expense)	2,792	(19,259)	22,051	n/m
Earnings before income taxes	220,525	134,899	85,626	63.5
Income tax expense	38,942	28,739	10,203	35.5
Net earnings	181,583	106,160	75,423	71.0
Net earnings attributable to noncontrolling interests	28,824	15,756	13,068	82.9
Net earnings attributable to Skechers U.S.A., Inc.	$152,759	$90,404	62,355	69.0

Sales

Sales increased $144.7 million, or 7.7%, to $2.0 billion compared to $1.9 billion as a result of a 17.9% increase internationally and a 4.6% decrease domestically. Direct-to-Consumer increased 29.1% and Wholesale declined 5.9%. Sales increased overall due to higher sales volume in Direct-to-Consumer and higher average selling prices in Wholesale.

Gross margin

Gross margin increased 460 basis points to 52.7% compared to 48.1%, due to a higher proportion of Direct-to-Consumer sales and higher average selling prices.

Operating expenses

Operating expenses increased $99.4 million, or 13.4%, to $842.8 million, and as a percentage of sales increased 210 basis points to 41.9% compared to 39.8% in the prior year. Selling expenses increased $20.5 million, or 12.3%, to $187.1 million, primarily due to higher brand demand creation expenditures. General and administrative expenses increased $78.9 million, or 13.7%, to $655.7 million. The increased expenses were primarily due to increase in labor costs of $35.7 million, facility related costs of $23.2 million, including rent and depreciation, and warehouse and distribution costs of $10.2 million.

Other income (expense)

Other income was $2.8 million for the three months ended June 30, 2023, as compared to an expense of $19.3 million for the three months ended June 30, 2022. The increase of $22.1 million was primarily due to favorable gains on foreign currency exchange rates.

Income taxes

Income tax expense and the effective tax rate were as follows:

	Three Months Ended June 30,
(in thousands)	2023	2022
Income tax expense	$38,942	$28,739
Effective tax rate	17.7%	21.3%

Our income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0% to 35%, which on average is significantly lower than the U.S. federal and state combined statutory rate of approximately 25%. For the quarter, the decrease in the effective tax rate is primarily due to the positive impact of discrete items.

Noncontrolling interests in net earnings of consolidated subsidiaries

Noncontrolling interests represents the share of net earnings that is attributable to our joint venture partners. Net earnings attributable to noncontrolling interests increased $13.1 million to $28.8 million compared to $15.8 million in the prior year, due to higher earnings by our joint ventures, predominantly in China, due to impacts of COVID-related restrictions in the prior year.

RESULTS OF SEGMENT OPERATIONS – SECOND QUARTER

Wholesale

	Three Months Ended June 30,		Change
(in thousands)	2023	2022	$	%
Sales	$1,073,019	$1,140,325	(67,306)	(5.9)
Gross profit	431,551	414,479	17,072	4.1
Gross margin	40.2%	36.3%		390 bps

Wholesale sales declined $67.3 million, or 5.9%, to $1.1 billion, which includes a decrease in the Americas of 18.7%, partially offset by increases in Asia Pacific of 14.3% and Europe, Middle East & Africa of 7.4%. Wholesale volume decreased 13.1% and average selling price increased 8.0%.

Wholesale gross margin increased 390 basis points to 40.2% driven by average selling price increases.

Direct-to-Consumer

	Three Months Ended June 30,		Change
(in thousands)	2023	2022	$	%
Sales	$939,497	$727,479	212,018	29.1
Gross profit	628,973	483,100	145,873	30.2
Gross margin	66.9%	66.4%		50 bps

Direct-to-Consumer sales increased $212.0 million, or 29.1%, to $939.5 million, which includes increases in the Americas of 28.2%, Asia Pacific of 25.1% and Europe, Middle East & Africa of 47.2%. Direct-to-Consumer volume increased 23.8% and average selling price per unit increased 4.4%.

Direct-to-Consumer gross margin increased 50 basis points to 66.9%, primarily driven by average selling prices increases, partially offset by increased costs.

RESULTS OF OPERATIONS – SIX MONTHS

Selected information from our results of operations follows:

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	$	%
Sales	$4,014,444	$3,687,398	327,046	8.9
Cost of sales	1,975,341	1,965,656	9,685	0.5
Gross profit	2,039,103	1,721,742	317,361	18.4
Gross margin	50.8%	46.7%		410 bps
Operating expenses
Selling	315,678	274,818	40,860	14.9
General and administrative	1,282,115	1,116,862	165,253	14.8
Total operating expenses	1,597,793	1,391,680	206,113	14.8
As a % of sales	39.8%	37.7%		210 bps
Earnings from operations	441,310	330,062	111,248	33.7
Operating margin	11.0%	9.0%		200 bps
Other income (expense)	12,715	(25,005)	37,720	n/m
Earnings before income taxes	454,025	305,057	148,968	48.8
Income tax expense	82,158	62,731	19,427	31.0
Net earnings	371,867	242,326	129,541	53.5
Less: Net earnings attributable to noncontrolling interests	58,665	30,699	27,966	91.1
Net earnings attributable to Skechers U.S.A., Inc.	$313,202	$211,627	101,575	48.0

Sales

Sales increased $0.3 billion, or 8.9%, to $4.0 billion as compared to $3.7 billion as a result of a 19.5% increase internationally and a 4.7% decrease domestically. Direct-to-Consumer increased 27.1% and Wholesale declined 1.0%. Sales increased overall due to higher sales volume in Direct-to-Consumer and higher average selling prices in Wholesale.

Gross margin

Gross margin increased 410 basis points to 50.8% compared to 46.7%, due to higher average selling prices in Wholesale and a greater mix of Direct-to-Consumer sales.

Operating expenses

Operating expenses increased $206.1 million, or 14.8%, to $1.6 billion, and as a percentage of sales increased 210 basis points to 39.8% compared to 37.7% in the prior year. Selling expenses increased $40.9 million, or 14.9%, to $315.7 million, primarily due to higher brand demand creation expenditures. General and administrative expenses increased $165.3 million, or 14.8%, to $1.3 billion. The increased expenses were primarily due to increase in labor costs of $65.5 million, facility related costs of $38.7 million, including rent and depreciation, and warehouse and distribution costs of $28.3 million.

Other income (expense)

Other income was $12.7 million for the six months ended June 30, 2023, as compared to an expense of $25.0 million for the six months ended June 30, 2022. The increase of $37.7 million was primarily due to favorable gains on foreign currency exchange rates.

Income tax expense and the effective tax rate were as follows:

	Six Months Ended June 30,
(in thousands)	2023	2022
Income tax expense	$82,158	$62,731
Effective tax rate	18.1%	20.6%

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0% to 35%, which on average are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 25%. Year-to-date, the decrease in the effective tax rate is primarily due to the positive impact of discrete items.

Noncontrolling interest in net income of consolidated joint ventures

Noncontrolling interests represents the share of net earnings that is attributable to our joint venture partners. Net earnings attributable to noncontrolling interests increased $28.0 million to $58.7 million compared to $30.7 million in the prior year, due to higher earnings by our joint ventures, predominantly in China, due to impacts of COVID-related restrictions in the prior year.

RESULTS OF SEGMENT OPERATIONS – SIX MONTHS

Wholesale

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	$	%
Sales	$2,367,576	$2,391,631	(24,055)	(1.0)
Gross profit	943,550	869,439	74,111	8.5
Gross margin	39.9%	36.4%		350 bps

Wholesale sales declined $24.1 million, or 1.0%, to $2.4 billion, led by a decrease in the Americas of 15.9%, partially offset by increases in Europe, Middle East & Africa of 14.6% and in Asia Pacific of 19.2%. Wholesale volume decreased 7.3% and average selling price increased 6.6%.

Wholesale gross margin increased 350 basis points to 39.9% driven by average selling price increases.

Direct-to-Consumer

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	$	%
Sales	$1,646,868	$1,295,767	351,101	27.1
Gross profit	1,095,553	852,303	243,250	28.5
Gross margin	66.5%	65.8%		70 bps

Direct-to-Consumer sales increased $351.1 million, or 27.1%, to $1.6 billion, which includes increases in the Americas of 28.4%, Asia Pacific of 21.7% and Europe, Middle East & Africa of 40.4%. Direct-to-Consumer volume increased 25.2% and average selling price per unit increased 1.5%.

Direct-to-Consumer gross margin increased 70 basis points to 66.5%, primarily driven by product mix and average selling price increases.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity outlook

We have cash and cash equivalents of $896.5 million at June 30, 2023. Amounts held outside the U.S. were $778.4 million, or 86.8% and approximately $288.5 million was available for repatriation to the U.S. as of June 30, 2023, without incurring additional U.S. federal income taxes and applicable non-U.S. income and withholding taxes.

As of June 30, 2023, we have unused credit capacity of $746.9 million on our revolving credit facility, with an additional $250.0 million available through an accordion feature. We believe that anticipated cash flows from operations, existing cash and investments balances, available borrowings under our revolving credit facility, and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements for the next twelve months.

Cash Flows

Our working capital at June 30, 2023 was $2.2 billion, an increase of $0.2 billion from working capital of $2.0 billion at December 31, 2022. Our cash and cash equivalents at June 30, 2023 were $896.5 million, compared to $615.7 million at December 31, 2022. Capital expenditures were $147.4 million and we repurchased $60.0 million of common stock during the period ended June 30, 2023. Our primary sources of operating cash are collections from customers. Our primary uses of cash are working capital, selling, general and administrative expenses and capital expenditures.

Operating Activities

For the six months ended June 30, 2023, net cash provided by operating activities was $575.3 million compared to $154.7 million for the six months ended June 30, 2022. The $420.6 million increase in operating cash flows primarily resulted from decreased inventory levels and changes in receivables balances, partially offset by changes in payable balances.

Investing Activities

Net cash used in investing activities was $222.4 million for the six months ended June 30, 2023, compared to $113.9 million for the six months ended June 30, 2022. The $108.5 million increase was due to net cash used in the acquisition of our Scandinavian distributor of $70.4 million and increased net investment activity of $54.2 million, offset by decreased capital expenditures of $16.1 million.

Our capital investments remain focused on supporting our strategic growth priorities, growing our Direct-to-Consumer business, as well as expanding the presence of our brand internationally. Capital expenditures for the six months ended June 30, 2023 were $147.4 million, which included $60.0 million related to the expansion of our global distribution infrastructure; $40.5 million related to investments in our retail stores and direct-to-consumer technologies; and $20.4 million of investments in our new corporate offices. We expect our annual capital expenditures for 2023 to be approximately $300.0 million to $350.0 million, which is primarily related to the expansion of our worldwide distribution capabilities, continued investments in retail and e-commerce technologies and stores, and our corporate offices in Southern California. We expect to fund ongoing capital expenses through a combination of available cash and borrowings.

Financing Activities

Net cash used in financing activities was $63.3 million during the six months ended June 30, 2023, compared to $81.4 million during the six months ended June 30, 2022. The decrease is primarily the result of net increased proceeds from short-term borrowings and increased proceeds from long-term borrowings of $23.7 million, partially offset by increased repurchases of common stock of $10.8 million.

Capital Resources and Prospective Capital Requirements

Financing Arrangements

As of June 30, 2023, outstanding short-term and long-term borrowings were $349.8 million, of which $255.8 million relates to loans for our domestic and China distribution centers, $53.1 million relates to our operations in China, and the remainder relates to our international operations. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants related to our short-term and long-term borrowings as of the date of this quarterly report. See Note 4 – Financial Commitments of the Condensed Consolidated Financial Statements for additional information.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates did not change materially during the quarter ended June 30, 2023.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the share repurchase activity during the quarter ended June 30, 2023.

Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Dollar Value of Shares that May Yet Be Purchased under the Program (in thousands)
April 30, 2023	—	$—	$395,742
May 31, 2023	97,476	51.29	390,742
June 30, 2023	481,999	51.89	365,730
Total	579,475	$51.79

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each such term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

3.1	Second Amendment to Amended and Restated Certificate of Incorporation dated June 12, 2023.

10.1	2023 Incentive Award Plan (Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on May 1, 2023).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of Skechers U.S.A., Inc. for the quarter ended June 30, 2023 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements

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

Date: August 4, 2023	SKECHERS U.S.A., INC.

	By:	/s/ John Vandemore
John Vandemore
Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)