Form 10-Q
period 2023-09-30
SKECHERS USA INC
filed 2023-11-08
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 2, 2023 133,595,695 shares of the registrant’s Class A Common Stock, $0.001 par value per share, were outstanding.

As of November 2, 2023 20,385,569 shares of the registrant’s Class B Common Stock, $0.001 par value per share, were outstanding.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
(in thousands, except par value)	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$1,100,401	$615,733
Short-term investments	64,065	102,166
Trade accounts receivable, less allowances of $66,115 and $59,472	929,368	848,287
Other receivables	65,323	86,036
Inventory	1,382,027	1,818,016
Prepaid expenses and other	226,565	176,035
Total current assets ($1,125,164 and $1,014,962 related to VIEs)	3,767,749	3,646,273
Property, plant and equipment, net	1,466,145	1,345,370
Operating lease right-of-use assets	1,212,113	1,200,565
Deferred tax assets	442,875	454,190
Long-term investments	108,517	70,498
Goodwill	101,230	93,497
Other assets, net	140,635	83,094
Total non-current assets ($630,170 and $598,973 related to VIEs)	3,471,515	3,247,214
TOTAL ASSETS	$7,239,264	$6,893,487
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$820,789	$957,384
Accrued expenses	296,313	294,143
Operating lease liabilities	264,556	238,694
Current installments of long-term borrowings	76,695	103,184
Short-term borrowings	35,178	19,635
Total current liabilities ($544,018 and $568,158 related to VIEs)	1,493,531	1,613,040
Long-term operating lease liabilities	1,047,896	1,063,672
Long-term borrowings	239,590	216,488
Deferred tax liabilities	20,203	8,656
Other long-term liabilities	133,781	120,045
Total non-current liabilities ($320,145 and $293,726 related to VIEs)	1,441,470	1,408,861
Total liabilities	2,935,001	3,021,901
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred Stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.001 par value; 500,000 shares authorized; 133,574 and 134,473 shares issued and outstanding	134	134
Class B Common Stock, $0.001 par value; 75,000 shares authorized; 20,386 and 20,810 shares issued and outstanding	20	21
Additional paid-in capital	340,476	403,799
Accumulated other comprehensive loss	(98,044)	(84,897)
Retained earnings	3,709,548	3,250,931
Skechers U.S.A., Inc. equity	3,952,134	3,569,988
Noncontrolling interests	352,129	301,598
Total stockholders' equity	4,304,263	3,871,586
TOTAL LIABILITIES AND EQUITY	$7,239,264	$6,893,487

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Sales	$2,024,958	$1,878,367	$6,039,402	$5,565,765
Cost of sales	953,040	994,432	2,928,381	2,960,088
Gross profit	1,071,918	883,935	3,111,021	2,605,677
Operating expenses
Selling	178,286	150,857	493,964	425,675
General and administrative	680,449	603,107	1,962,564	1,719,969
Total operating expenses	858,735	753,964	2,456,528	2,145,644
Earnings from operations	213,183	129,971	654,493	460,033
Other income (expense)	(7,055)	(15,139)	5,660	(40,144)
Earnings before income taxes	206,128	114,832	660,153	419,889
Income tax expense	40,202	20,498	122,360	83,229
Net earnings	165,926	94,334	537,793	336,660
Less: Net earnings attributable to noncontrolling interests	20,511	8,448	79,176	39,147
Net earnings attributable to Skechers U.S.A., Inc.	$145,415	$85,886	$458,617	$297,513
Net earnings per share attributable to Skechers U.S.A., Inc.
Basic	$0.94	$0.55	$2.96	$1.91
Diluted	$0.93	$0.55	$2.93	$1.90
Weighted-average shares used in calculating net earnings per share attributable to Skechers U.S.A., Inc.
Basic	154,525	155,420	154,876	155,783
Diluted	156,200	156,233	156,496	156,714

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net earnings	$165,926	$94,334	$537,793	$336,660
Other comprehensive income, net of tax
Net unrealized (loss) gain on derivative contract	(776)	3,113	(1,693)	10,210
Loss on foreign currency translation adjustment	(13,301)	(42,888)	(22,594)	(83,628)
Comprehensive income	151,849	54,559	513,506	263,242
Less: Comprehensive income (loss) attributable to noncontrolling interests	16,771	(2,785)	68,036	20,979
Comprehensive income attributable to Skechers U.S.A., Inc.	$135,078	$57,344	$445,470	$242,263

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Shares		Amount			Accumulated
(in thousands)	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid–in capital	other comprehensive loss	Retained earnings	Skechers U.S.A., Inc. equity	Noncontrolling interests	Total stockholders' equity
Balance at June 30, 2023	134,291	20,464	$134	$20	$362,769	$(87,707)	$3,564,133	$3,839,349	$352,113	$4,191,462
Net earnings	—	—	—	—	—	—	145,415	145,415	20,511	165,926
Foreign currency translation adjustment	—	—	—	—	—	(10,337)	—	(10,337)	(2,964)	(13,301)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(16,755)	(16,755)
Net unrealized loss on derivative contract	—	—	—	—	—	—	—	—	(776)	(776)
Stock compensation expense	—	—	—	—	17,979	—	—	17,979	—	17,979
Shares issued under the incentive award plan	16	—	—	—	—	—	—	—	—	—
Shares redeemed for employee tax withholdings	(6)	—	—	—	(257)	—	—	(257)	—	(257)
Repurchases of common stock	(805)	—	—	—	(40,015)	—	—	(40,015)	—	(40,015)
Conversion of Class B Common Stock into Class A Common Stock	78	(78)	—	—	—	—	—	—	—	—
Balance at September 30, 2023	133,574	20,386	$134	$20	$340,476	$(98,044)	$3,709,548	$3,952,134	$352,129	$4,304,263

Balance at June 30, 2022	134,845	20,889	$135	$21	$402,360	$(75,784)	$3,089,530	$3,416,262	$301,842	$3,718,104
Net earnings	—	—	—	—	—	—	85,886	85,886	8,448	94,334
Foreign currency translation adjustment	—	—	—	—	—	(28,542)	—	(28,542)	(14,346)	(42,888)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(8,891)	(8,891)
Net unrealized gain on derivative contract	—	—	—	—	—	—	—	—	3,113	3,113
Stock compensation expense	—	—	—	—	10,223	—	—	10,223	—	10,223
Shares issued under the incentive award plan	10	—	—	—	—	—	—	—	—	—
Shares redeemed for employee tax withholdings	(4)	—	—	—	(112)	—	—	(112)	—	(112)
Repurchases of common stock	(639)	—	(1)	—	(25,012)	—	—	(25,013)	—	(25,013)
Balance at September 30, 2022	134,212	20,889	$134	$21	$387,459	$(104,326)	$3,175,416	$3,458,704	$290,166	$3,748,870

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Shares		Amount			Accumulated
(in thousands)	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid–in capital	other comprehensive loss	Retained earnings	Skechers U.S.A., Inc. equity	Noncontrolling interests	Total stockholders' equity
Balance at December 31, 2022	134,473	20,810	$134	$21	$403,799	$(84,897)	$3,250,931	$3,569,988	$301,598	$3,871,586
Net earnings	—	—	—	—	—	—	458,617	458,617	79,176	537,793
Foreign currency translation adjustment	—	—	—	—	—	(13,147)	—	(13,147)	(9,447)	(22,594)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(17,505)	(17,505)
Net unrealized loss on derivative contract	—	—	—	—	—	—	—	—	(1,693)	(1,693)
Stock compensation expense	—	—	—	—	49,947	—	—	49,947	—	49,947
Proceeds from the employee stock purchase plan	148	—	—	—	5,402	—	—	5,402	—	5,402
Shares issued under the incentive award plan	954	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(364)	—	—	—	(18,632)	—	—	(18,632)	—	(18,632)
Repurchases of common stock	(2,061)	—	(2)	—	(100,039)	—	—	(100,041)	—	(100,041)
Conversion of Class B Common Stock into Class A Common Stock	424	(424)	1	(1)	—	—	—	—	—	—
Balance at September 30, 2023	133,574	20,386	$134	$20	$340,476	$(98,044)	$3,709,548	$3,952,134	$352,129	$4,304,263

Balance at December 31, 2021	135,107	20,939	$135	$21	$429,608	$(48,323)	$2,877,903	$3,259,344	$282,728	$3,542,072
Net earnings	—	—	—	—	—	—	297,513	297,513	39,147	336,660
Foreign currency translation adjustment	—	—	—	—	—	(56,003)	—	(56,003)	(27,625)	(83,628)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(13,541)	(13,541)
Net unrealized gain on derivative contract	—	—	—	—	753	—	—	753	9,457	10,210
Stock compensation expense	—	—	—	—	44,018	—	—	44,018	—	44,018
Proceeds from the employee stock purchase plan	144	—	—	—	4,836	—	—	4,836	—	4,836
Shares issued under the incentive award plan	1,268	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(430)	—	—	—	(17,512)	—	—	(17,512)	—	(17,512)
Repurchases of common stock	(1,927)	—	(2)	—	(74,243)	—	—	(74,245)	—	(74,245)
Conversion of Class B Common Stock into Class A Common Stock	50	(50)	—	—	—	—	—	—	—	—
Balance at September 30, 2022	134,212	20,889	$134	$21	$387,459	$(104,326)	$3,175,416	$3,458,704	$290,166	$3,748,870

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net earnings	$537,793	$336,660
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	131,535	110,688
Provision for bad debts and returns	39,282	22,212
Stock compensation	49,947	44,018
Deferred income taxes	12,422	1,909
Net foreign currency adjustments	(10,642)	17,266
Changes in operating assets and liabilities
Receivables	(67,669)	(287,470)
Inventory	443,940	(380,877)
Other assets	(70,114)	15,082
Accounts payable	(133,174)	91,901
Other liabilities	(14,633)	(14,230)
Net cash provided by (used in) operating activities	918,687	(42,841)
Cash flows from investing activities
Capital expenditures	(238,712)	(263,631)
Acquisitions, net of cash acquired	(70,370)	—
Purchases of investments	(108,828)	(43,527)
Proceeds from sales and maturities of investments	108,910	114,469
Net cash used in investing activities	(309,000)	(192,689)
Cash flows from financing activities
Net proceeds from the employee stock purchase plan	5,402	4,836
Repayments on long-term borrowings	(48,072)	(30,408)
Proceeds from long-term borrowings	44,685	52,431
Net proceeds from short-term borrowings	15,543	29,818
Payments for employee taxes related to stock compensation	(18,632)	(17,512)
Repurchases of common stock	(100,041)	(74,245)
Distributions to noncontrolling interests	(17,505)	(13,541)
Net cash used in financing activities	(118,620)	(48,621)
Effect of exchange rate changes on cash and cash equivalents	(6,399)	(3,851)
Net change in cash and cash equivalents	484,668	(288,002)
Cash and cash equivalents at beginning of the period	615,733	796,283
Cash and cash equivalents at end of the period	$1,100,401	$508,281

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$16,361	$13,857
Income taxes, net	91,097	73,320
Non-cash transactions
Right-of-use assets exchanged for lease liabilities	221,311	199,646
Non-cash consideration for acquired business	8,873	—

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

DERIVATIVE INSTRUMENTS

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Company uses an interest rate swap as part of its interest rate risk management strategy. The Company’s interest rate swap, designated as a cash flow hedge, involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. By utilizing an interest rate swap, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of September 30, 2023, all counterparties to the interest rate swap had performed in accordance with their contractual obligations.

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

(2)
Cash, Cash Equivalents, Short-term and Long-term Investments

The following tables show the Company’s cash, cash equivalents, short-term and long-term investments by significant investment category:

	As of September 30, 2023
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$996,207	$996,207	$996,207	$—	$—
Level 1
Money market funds	92,960	92,960	92,960	—	—
U.S. Treasury securities	5,161	5,161	—	5,161	—
Mutual funds	N/A	8,423	—	—	8,423
Total level 1	98,121	106,544	92,960	5,161	8,423
Level 2
Corporate notes and bonds	87,026	87,026	4,989	51,450	30,587
Asset-backed securities	11,381	11,381	—	292	11,089
U.S. Agency securities	18,631	18,631	6,245	7,162	5,224
Total level 2	117,038	117,038	11,234	58,904	46,900
Total	$1,211,366	$1,219,789	$1,100,401	$64,065	$55,323

	As of December 31, 2022
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$539,730	$539,730	$539,730	$—	$—
Level 1
Money market funds	71,503	71,503	71,503	—	—
U.S. Treasury securities	18,201	18,201	2,000	16,201	—
Mutual funds	N/A	5,893	—	—	5,893
Total level 1	89,704	95,597	73,503	16,201	5,893
Level 2
Corporate notes and bonds	101,959	101,959	2,500	85,731	13,728
Asset-backed securities	4,641	4,641	—	234	4,407
Total level 2	106,600	106,600	2,500	85,965	18,135
Total	$736,034	$741,927	$615,733	$102,166	$24,028

The Company’s investments consist of U.S. Treasury securities, corporate notes and bonds, asset-backed securities and U.S. agency securities, which the Company has the intent and ability to hold to maturity and therefore are classified as held-to-maturity. The Company holds mutual funds in its deferred compensation plan which are classified as trading securities. The Company may sell certain of its investments prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s long-term investments are less than two years. The Company minimizes the potential risk of principal loss by investing in highly-rated securities and limiting the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio. Included in long-term investments on the Condensed Consolidated Balance Sheets are company owned life insurance contracts of $53.2 million and $46.5 million as of September 30, 2023 and December 31, 2022. Interest income was $7.3 million and $1.4 million for three months ended September 30, 2023 and 2022, and $15.2 million and $4.2 million for nine months ended September 30, 2023 and 2022.

When evaluating an investment for its current expected credit losses, the Company reviews factors such as historical experience with defaults, losses, credit ratings, term and macroeconomic trends, including current conditions and forecasts to the extent they are reasonable and supportable.

(3)
Accrued Expenses

Accrued expenses were as follows:

	As of	As of
(in thousands)	September 30, 2023	December 31, 2022
Accrued payroll, taxes, and other	$178,332	$143,664
Return reserve liability	80,086	60,482
Accrued inventory purchases	37,895	89,997
Accrued expenses	$296,313	$294,143

(4)
Financial Commitments

The Company had $3.1 million and $2.7 million letters of credit as of September 30, 2023 and December 31, 2022, and approximately $35.2 million and $19.6 million in short-term borrowings as of September 30, 2023 and December 31, 2022. Interest expense was $5.7 million and $5.1 million for the three months ended September 30, 2023 and 2022, and $16.8 million and $14.1 million for nine months ended September 30, 2023 and 2022.

Long-term borrowings were as follows:

	As of	As of
(in thousands)	September 30, 2023	December 31, 2022
HF-T1 Distribution Center Loan	$129,505	$129,505
HF-T2 Distribution Center Construction Loan	73,017	72,098
China Distribution Center Construction Loan	—	41,329
China Distribution Center Expansion Construction Loan	36,915	14,507
China Operational Loans	73,326	54,361
Other	3,522	7,872
Subtotal	316,285	319,672
Less: Current installments	76,695	103,184
Total long-term borrowings	$239,590	$216,488

Revolving Credit Facility

The Company maintains a revolving credit facility to manage liquidity, including working capital and capital expenditures. On December 15, 2021, the Company amended its $500.0 million senior, unsecured revolving credit agreement dated November 21, 2019 (the “Amended Credit Agreement”). The Amended Credit Agreement expands its senior, unsecured credit facility to $750.0 million, which may be increased by up to $250.0 million under certain conditions and provides for the issuance of letters of credit up to a maximum of $100.0 million and swingline loans up to a maximum of $50.0 million. The Amended Credit Agreement extends the maturity date of the credit agreement, which was due to expire on November 21, 2024, to December 15, 2026. As of September 30, 2023, there was no outstanding balance under the revolving credit facility. The unused credit capacity was $746.9 million and $747.3 million as of September 30, 2023 and December 31, 2022.

The Company is required to maintain a maximum total adjusted net leverage ratio of 3.75:1, except in the event of an acquisition in which case the ratio may be increased at the Company’s election to 4.25:1 for the quarter in which such acquisition occurs and for the next three quarters thereafter. The Company was in compliance with the financial covenants as of September 30, 2023.

In addition, the Company had $35.2 million and $19.6 million outstanding under short-term borrowings as of September 30, 2023 and December 31, 2022. Included in these amounts are $23.7 million and $14.5 million as of September 30, 2023 and December 31, 2022, related to our subsidiary in India, which has a line of credit of $42.3 million and $34.1 million as of September 30, 2023 and December 31, 2022, and a weighted average interest rate of 8.4% for the nine months ended September 30, 2023.

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

The Interest Rate Swap involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the second quarter of 2023, the Company amended certain terms of our loan agreement with Bank of America and the related interest rate swap to replace the LIBOR with the daily SOFR as part of our planned reference rate reform activities. As of both September 30, 2023 and December 31, 2022, the Interest Rate Swap had an aggregate notional amount of $129.5 million. Under the terms of the Swap Agreement Amendment, the Company will pay a weighted-average fixed rate of 0.778% on the notional amount and receive payments from the counterparty based on the 30-day SOFR rate, effectively modifying the Company’s exposure to interest rate risk by converting floating-rate debt to a fixed rate of 2.63%.

HF-T2 Distribution Center Construction Loan

To finance the expansion of the Company’s North American distribution center, the JV, through HF Logistics-SKX T2, LLC, a wholly-owned subsidiary of the JV (“HF-T2”) entered into a construction loan agreement of up to $73.0 million which matures on April 3, 2025. Under the 2020 Construction Loan Agreement, the interest rate per annum on the HF-T2 2020 Construction Loan based on the Bloomberg Short-Term Bank Yield Index (“BSBY”) Daily Floating Rate (as defined therein) plus a margin of 190 basis points, reducing to 175 basis points upon substantial completion of the construction and certain other conditions being satisfied. The weighted-average annual interest rate on borrowings under the HF-T2 Distribution Center Construction Loan was approximately 6.79% during the nine months ended September 30, 2023. The obligations of the JV under this loan are guaranteed by TGD Holdings I, LLC, which is an affiliate of HF.

China Distribution Center Construction Loan

The Company had a loan agreement to finance the construction of its distribution center in China which matured on September 28, 2023. The interest rate was 4.00%. As of December 31, 2022, the outstanding balance under this loan included approximately $41.3 million classified as current installments of long-term borrowings.

China Distribution Center Expansion Construction Loan

On October 18, 2022, the Company entered into a loan agreement for 1.1 billion yuan with Bank of China Co., Ltd to finance the construction of its distribution center expansion in China. Interest is paid quarterly. The interest rate at September 30, 2023 was 3.4% and may increase or decrease over the life of the loan, and will be evaluated every 12 months. This loan matures 10 years from the initial receipt of funds. Beginning in 2026, the principal of the loan will be repaid in semi-annual installments of variable amounts. The obligations of this loan entered through the Company’s Taicang Subsidiary are jointly and severally guaranteed by the Company’s China joint venture.

China Operational Loans

The Company has certain secured credit facilities to support the operations of its China joint venture. The balance of working capital loans was approximately $73.3 million with interest rates ranging from 2.90% to 3.00% per annum as of September 30, 2023. The balance of working capital loans as of December 31, 2022 was approximately $54.4 million with interest rates ranging from 2.90% to 3.41% per annum. The outstanding balances under these working capital loans are classified as current installments of long-term borrowings.

(5)
Stockholders Equity and Stock Compensation

SHARE REPURCHASE PROGRAM

On January 31, 2022, the Company’s Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its Class A common stock, for an aggregate repurchase price not to exceed $500 million. The Share Repurchase Program expires on January 31, 2025 and does not obligate the Company to acquire any particular amount of shares. As of September 30, 2023, there was $325.7 million remaining to repurchase shares under the Share Repurchase Program.

The following table provides a summary the Company’s stock repurchase activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares repurchased	805,486	639,295	2,061,151	1,926,781
Average cost per share	$49.68	$39.13	$48.54	$38.53
Total cost of shares repurchased (in thousands)	$40,015	$25,013	$100,041	$74,245

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

In the nine months ended September 30, 2023, the Company granted restricted stock with time-based vesting as well as performance-based awards. The performance-based awards include a market condition tied to the Company’s total shareholder return in relation to its peer companies as well as a financial performance condition tied to annual earnings per share (“EPS”) growth. The vesting and ultimate payout of performance awards is determined at the end of the three-year performance period and can vary from zero to 200% based on actual results. As of September 30, 2023, there were 6,512,578 shares available for grant as equity awards under the 2023 Incentive Award Plan if target levels are achieved for performance-based awards and 6,036,795 if maximum levels are achieved.

The Company issued the following stock-based instruments:

	Nine Months Ended September 30,
	2023		2022
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value
Restricted stock	901,140	$45.97	1,380,650	$38.43
Performance-based restricted stock	121,225	$43.34	116,250	$42.46
Market-based restricted stock	121,225	$59.71	116,250	$58.85

A summary of the status and changes of the Company’s unvested shares is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2022	3,423,902	$40.62
Granted	1,143,590	47.15
Vested	(954,337)	38.90
Cancelled	(37,000)	40.63
Unvested at September 30, 2023	3,576,155	$43.17

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

For the three months ended September 30, 2023 and 2022, the Company recognized $17.4 million and $9.7 million of incentive stock compensation expense. For the nine months ended September 30, 2023 and 2022, the Company recognized $47.8 million and $42.0 million of incentive stock compensation expense. As of September 30, 2023, the unamortized stock compensation of $95.0 million is expected to be recognized over a weighted-average period of 1.75 years.

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

For the three months ended September 30, 2023 and 2022, the Company recognized $0.6 million ESPP stock compensation expense. For the nine months ended September 30, 2023 and 2022, the Company recognized $2.1 million of ESPP stock compensation expense. As of September 30, 2023, there were 3,667,869 shares available for sale under the 2018 ESPP.

(6)
Earnings Per Share

Basic EPS and diluted EPS are calculated by dividing net earnings by the following: for basic EPS, the weighted-average number of common shares outstanding for the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive common shares using the treasury stock method.

The calculation of EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net earnings attributable to Skechers U.S.A., Inc.	$145,415	$85,886	$458,617	$297,513

Weighted-average common shares outstanding, basic	154,525	155,420	154,876	155,783
Dilutive effect of nonvested shares	1,675	813	1,620	931
Weighted-average common shares outstanding, diluted	156,200	156,233	156,496	156,714
Anti-dilutive common shares excluded above	1	55	14	40
Net earnings per share attributable to Skechers U.S.A., Inc.
Basic	$0.94	$0.55	$2.96	$1.91
Diluted	$0.93	$0.55	$2.93	$1.90

(7)
Income Taxes

The tax provisions for the three and nine months ended September 30, 2023 and 2022, were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which the Company has operations, the applicable statutory rates range from 0% to 35%, which is on average significantly lower than the U.S. federal and state combined statutory rate of approximately 25%. The Company’s effective tax rate was 19.5% and 17.9% for the three months ended September 30, 2023 and 2022. For the quarter, the increase in the effective tax rate is the result of the mix of earnings across foreign jurisdictions. The Company's effective tax rate was 18.5% and 19.8% for the nine months ended September 30, 2023 and 2022. Year-to-date, the decrease in the effective tax rate is primarily due to the positive impact of discrete items in the current year compared to negative impacts in the prior year and the return to provision adjustments in the prior year.

Our U.S. federal tax returns are under investigation for fiscal years ended December 31, 2015, 2018, 2019 and 2020 by the Internal Revenue Service. We are unable to determine the impact of this examination due to the audit process having not been completed.

(8)
Related Party Transactions

The Skechers Foundation (the “Foundation”) is a 501(c)(3) non-profit entity and not a subsidiary or otherwise affiliated with the Company. The Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer, are officers and directors of the Foundation. During each of the three months ended September 30, 2023 and September 30, 2022, the Company made contributions of $0.5 million, and contributions of $1.5 million for each of the nine-month periods ended September 30, 2023 and September 30, 2022.

(9)
Segment and Geographic Information

The Company has two reportable segments, Wholesale and Direct-to-Consumer. Management evaluates segment performance based primarily on sales and gross margin. Other costs and expenses of the Company are analyzed on an aggregate basis and not allocated to the segments. The following summarizes the Company’s operations by segment and geographic area:

Segment Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Wholesale sales	$1,174,596	$1,191,586	$3,542,172	$3,583,216
Gross profit	510,043	424,600	1,453,593	1,294,039
Gross margin	43.4%	35.6%	41.0%	36.1%

Direct-to-Consumer sales	$850,362	$686,781	$2,497,230	$1,982,549
Gross profit	561,875	459,335	1,657,428	1,311,638
Gross margin	66.1%	66.9%	66.4%	66.2%

Total sales	$2,024,958	$1,878,367	$6,039,402	$5,565,765
Gross profit	1,071,918	883,935	3,111,021	2,605,677
Gross margin	52.9%	47.1%	51.5%	46.8%

(in thousands)	As of September 30, 2023	As of December 31, 2022
Identifiable assets
Wholesale	$3,547,609	$3,682,860
Direct-to-Consumer	3,691,655	3,210,627
Total	$7,239,264	$6,893,487

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Additions to property, plant and equipment
Wholesale	$65,667	$69,344	$173,099	$184,007
Direct-to-Consumer	25,620	30,776	65,613	79,624
Total	$91,287	$100,120	$238,712	$263,631

Geographic Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Geographic sales
Domestic Wholesale	$407,670	$406,594	$1,240,355	$1,466,204
Domestic Direct-to-Consumer	386,883	339,174	1,096,909	898,131
Total domestic sales	794,553	745,768	2,337,264	2,364,335

International Wholesale	766,926	784,991	2,301,817	2,117,011
International Direct-to-Consumer	463,479	347,608	1,400,321	1,084,419
Total international sales	1,230,405	1,132,599	3,702,138	3,201,430

Total sales	$2,024,958	$1,878,367	$6,039,402	$5,565,765

Regional Sales
Americas (AMER)	$1,017,447	$947,987	$2,990,384	$2,928,752
Europe, Middle East & Africa (EMEA)	480,377	469,787	1,448,221	1,285,554
Asia Pacific (APAC)	527,134	460,593	1,600,797	1,351,459
Total sales	$2,024,958	$1,878,367	$6,039,402	$5,565,765

China sales	$267,602	$226,728	$851,956	$754,676

(in thousands)	As of September 30, 2023	As of December 31, 2022
Property, plant and equipment, net
Domestic	$936,399	$870,924
International	529,746	474,446
Total	$1,466,145	$1,345,370

China property plant and equipment, net	$282,600	$264,422

The Company’s sales to its five largest customers accounted for approximately 8.2% and 10.3% of total sales for the three months ended September 30, 2023 and 2022, and for the nine months ended September 30, 2023 and 2022 were 7.8% and 10.2%.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the U.S. were $4.9 billion and $4.4 billion at September 30, 2023 and December 31, 2022. Goodwill of $101.2 million and $93.5 million is included in the Wholesale segment as of September 30, 2023 and December 31, 2022.

The Company performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable generally do not require collateral. Foreign accounts receivable are generally collateralized by letters of credit. The Company’s additions to the provision for expected credit losses for the three months ended September 30, 2023 and 2022 were $1.0 million and $2.2 million, and for the nine months ended September 30, 2023 and 2022 were $2.1 million and $3.3 million.

The Company’s accounts receivables, excluding allowances for bad debts and chargebacks, by geography are summarized as follows:

(in thousands)	As of September 30, 2023	As of December 31, 2022
Domestic Accounts Receivable	$327,917	$310,138
International Accounts Receivable	667,566	597,621

The Company’s top five manufacturers produced the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(percentage of total production)	2023	2022	2023	2022
Manufacturer #1	24.7	14.5	21.4	16.0
Manufacturer #2	7.6	7.8	6.9	6.4
Manufacturer #3	5.9	6.9	6.3	5.7
Manufacturer #4	5.6	6.0	5.5	5.5
Manufacturer #5	5.1	6.0	4.9	5.3
Total	48.9	41.2	45.0	38.9

(10)
Commitments and Contingencies

In accordance with GAAP, the Company records a liability in its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements as of September 30, 2023, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

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

On May 31, 2023, the Company acquired 100% of the equity interests of Sports Connection Holdings ApS ("Sports Connection"), a Denmark-based company and a former distributor, to further broaden our reach in Europe. The total consideration is approximately $83.7 million and consisted of an initial cash payment of $74.8 million, the settlement of pre-existing receivables of $1.7 million and a contingent consideration payable of up to $7.5 million, subject to the acquiree achieving certain 2023 financial results, and reduced by a working capital adjustment of $0.3 million. On the acquisition date, we recorded intangible assets of $54.4 million, goodwill of $7.7 million and other net assets of $21.6 million. The intangible assets have an estimated life of 7 years and are primarily related to reacquired rights. The acquisition is a non-taxable business combination and goodwill is not deductible for tax purposes.

The results of Sports Connection's operations have been included in, but are not material to, the Company's consolidated results of operations since the date of acquisition. Unaudited supplemental pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company's condensed consolidated financial statements. One-time acquisition related costs of $1.6 million were expensed as general and administrative expenses as incurred.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto in Item 1 of this report and our annual report on Form 10-K for the year ended December 31, 2022 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023.

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
•
our ability to remain competitive among sellers of footwear for consumers, including in the highly competitive performance footwear market; and
•
global economic, political and market conditions including the effects of inflation and foreign currency exchange rate fluctuations around the world, the challenging consumer retail market in the United States and the impact of wars, acts of war and other conflicts around the world; and
•
other factors referenced or incorporated by reference in our annual report on Form 10-K for the year ended December 31, 2022 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023 under the captions “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

OVERVIEW

Sales of $2.02 billion in the third quarter set a new quarterly record, reflecting the robust global demand for our product. Gross margins improved year-over-year to 52.9% and inventory was reduced by 24.0% from December 31, 2022. Our record sales, expanded gross margins and meaningfully improved inventory levels are an indication of the strength of our comfort technology products and impactful marketing worldwide.

Our core product philosophy of comfort, style, innovation, and quality at a reasonable price continues to resonate with consumers, and we remain focused on delivering our comfort technology footwear to meet consumer demand. We continue to focus on strategically growing our international business, enhancing our Direct-to-Consumer segment, and expanding our product offering. The expansion and acceptance of our growing product offering is a meaningful achievement and we remain focused on executing against our long-term growth strategies and believe we are well positioned to meet our sales goal of $10 billion by 2026.

RESULTS OF OPERATIONS – THIRD QUARTER

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

Selected information from our results of operations follows:

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	$	%
Sales	$2,024,958	$1,878,367	146,591	7.8
Cost of sales	953,040	994,432	(41,392)	(4.2)
Gross profit	1,071,918	883,935	187,983	21.3
Gross margin	52.9%	47.1%		590 bps
Operating expenses
Selling	178,286	150,857	27,429	18.2
General and administrative	680,449	603,107	77,342	12.8
Total operating expenses	858,735	753,964	104,771	13.9
As a % of sales	42.4%	40.1%		230 bps
Earnings from operations	213,183	129,971	83,212	64.0
Operating margin	10.5%	6.9%		360 bps
Other expense	(7,055)	(15,139)	8,084	(53.4)
Earnings before income taxes	206,128	114,832	91,296	79.5
Income tax expense	40,202	20,498	19,704	96.1
Net earnings	165,926	94,334	71,592	75.9
Less: Net earnings attributable to noncontrolling interests	20,511	8,448	12,063	142.8
Net earnings attributable to Skechers U.S.A., Inc.	$145,415	$85,886	59,529	69.3

Sales

Sales increased $146.6 million, or 7.8%, to $2.0 billion compared to $1.9 billion as a result of an 8.6% increase internationally and a 6.5% increase domestically. Direct-to-Consumer increased 23.8% and Wholesale decreased 1.4%. Sales increased overall due to higher sales volume in Direct-to-Consumer.

Gross margin

Gross margin increased 590 basis points to 52.9% compared to 47.1%, due to higher average selling prices, a higher proportion of Direct-to-Consumer sales and lower freight costs.

Operating expenses

Operating expenses increased $104.8 million, or 13.9%, to $858.7 million, and as a percentage of sales increased 230 basis points to 42.4% compared to 40.1% in the prior year. Selling expenses increased $27.4 million, or 18.2%, to $178.3 million, primarily due to higher brand demand creation expenditures. General and administrative expenses increased $77.3 million, or 12.8%, to $680.4 million. The increased expenses were primarily due to increases in facility related costs of $28.7 million, including rent, depreciation and utilities, and labor costs of $19.5 million.

Other expense

Other expense was $7.1 million for the three months ended September 30, 2023, as compared to $15.1 million for the three months ended September 30, 2022. The decrease of $8.1 million was primarily due to increased interest income.

Income taxes

Income tax expense and the effective tax rate were as follows:

	Three Months Ended September 30,
(in thousands)	2023	2022
Income tax expense	$40,202	$20,498
Effective tax rate	19.5%	17.9%

Our income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0% to 35%, which on average is significantly lower than the U.S. federal and state combined statutory rate of approximately 25%. For the quarter, the increase in the effective tax rate is the result of the mix of earnings across foreign jurisdictions.

Noncontrolling interests in net earnings of consolidated subsidiaries

Noncontrolling interests represents the share of net earnings that is attributable to our joint venture partners. Net earnings attributable to noncontrolling interests increased $12.1 million to $20.5 million compared to $8.4 million in the prior year, due to higher earnings by our joint ventures, predominantly in China.

RESULTS OF SEGMENT OPERATIONS – THIRD QUARTER

Wholesale

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	$	%
Sales	$1,174,596	$1,191,586	(16,990)	(1.4)
Gross profit	510,043	424,600	85,443	20.1
Gross margin	43.4%	35.6%		780 bps

Wholesale sales declined $17.0 million, or 1.4%, to $1.2 billion, which include decreases in Europe, Middle East & Africa of 8.3% and Americas of 0.5%, partially offset by an increase in Asia Pacific of 7.1%. Wholesale volume decreased 10.8% and average selling price increased 10.3%.

Wholesale gross margin increased 780 basis points to 43.4% driven by an increase in average selling prices and a decrease in unit cost driven by lower freight.

Direct-to-Consumer

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	$	%
Sales	$850,362	$686,781	163,581	23.8
Gross profit	561,875	459,335	102,540	22.3
Gross margin	66.1%	66.9%		(80)bps

Direct-to-Consumer sales increased $163.6 million, or 23.8%, to $850.4 million, which includes increases in the Americas of 17.3%, Asia Pacific of 24.2% and Europe, Middle East & Africa of 60.8%. Direct-to-Consumer volume increased 18.8% and average selling price increased 4.3%.

Direct-to-Consumer gross margin decreased 80 basis points to 66.1%, primarily driven by increased unit costs, partially offset by increased average selling prices.

RESULTS OF OPERATIONS – NINE MONTHS

Selected information from our results of operations follows:

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%
Sales	$6,039,402	$5,565,765	473,637	8.5
Cost of sales	2,928,381	2,960,088	(31,707)	(1.1)
Gross profit	3,111,021	2,605,677	505,344	19.4
Gross margin	51.5%	46.8%		470 bps
Operating expenses
Selling	493,964	425,675	68,289	16.0
General and administrative	1,962,564	1,719,969	242,595	14.1
Total operating expenses	2,456,528	2,145,644	310,884	14.5
As a % of sales	40.7%	38.6%		210 bps
Earnings from operations	654,493	460,033	194,460	42.3
Operating margin	10.8%	8.3%		260 bps
Other income (expense)	5,660	(40,144)	45,804	n/m
Earnings before income taxes	660,153	419,889	240,264	57.2
Income tax expense	122,360	83,229	39,131	47.0
Net earnings	537,793	336,660	201,133	59.7
Less: Net earnings attributable to noncontrolling interests	79,176	39,147	40,029	102.3
Net earnings attributable to Skechers U.S.A., Inc.	$458,617	$297,513	161,104	54.2

Sales

Sales increased $0.5 billion, or 8.5%, to $6.0 billion as compared to $5.6 billion as a result of a 15.6% increase internationally and a 1.1% decrease domestically. Direct-to-Consumer increased 26.0% and Wholesale decreased 1.1%. Sales increased overall due to higher sales volume in Direct-to-Consumer and higher average selling prices.

Gross margin

Gross margin increased 470 basis points to 51.5% compared to 46.8%, due to higher average selling prices and a higher proportion of Direct-to-Consumer sales.

Operating expenses

Operating expenses increased $310.9 million, or 14.5%, to $2.5 billion, and as a percentage of sales increased 210 basis points to 40.7% compared to 38.6% in the prior year. Selling expenses increased $68.3 million, or 16.0%, to $494.0 million, primarily due to higher brand demand creation expenditures. General and administrative expenses increased $242.6 million, or 14.1%, to $2.0 billion. The increased expenses were primarily due to increase in labor costs of $85.0 million, facility related costs of $71.3 million, including rent, depreciation and utilities, and warehouse and distribution costs of $30.1 million.

Other income (expense)

Other income was $5.7 million for the nine months ended September 30, 2023, as compared to an expense of $40.1 million for the nine months ended September 30, 2022. The increase of $45.8 million was primarily due to favorable gains on foreign currency exchange rates.

Income tax expense and the effective tax rate were as follows:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Income tax expense	$122,360	$83,229
Effective tax rate	18.5%	19.8%

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0% to 35%, which on average are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 25%. Year-to-date, the decrease in the effective tax rate is primarily due to the positive impact of discrete items in the current year compared to negative impacts in the prior year and the return to provision adjustments in the prior year.

Noncontrolling interest in net income of consolidated joint ventures

Noncontrolling interests represents the share of net earnings that is attributable to our joint venture partners. Net earnings attributable to noncontrolling interests increased $40.0 million to $79.2 million compared to $39.1 million in the prior year, due to higher earnings by our joint ventures, predominantly in China.

RESULTS OF SEGMENT OPERATIONS – NINE MONTHS

Wholesale

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%
Sales	$3,542,172	$3,583,216	(41,044)	(1.1)
Gross profit	1,453,593	1,294,039	159,554	12.3
Gross margin	41.0%	36.1%		490 bps

Wholesale sales declined $41.0 million, or 1.1%, to $3.5 billion, led by a decrease in the Americas of 11.4%, partially offset by increases in Asia Pacific of 14.5% and Europe, Middle East & Africa of 6.2%. Wholesale volume decreased 8.5% and average selling price increased 7.8%.

Wholesale gross margin increased 490 basis points to 41.0% driven by average selling price increases.

Direct-to-Consumer

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%
Sales	$2,497,230	$1,982,549	514,681	26.0
Gross profit	1,657,428	1,311,638	345,790	26.4
Gross margin	66.4%	66.2%		20 bps

Direct-to-Consumer sales increased $514.7 million, or 26.0%, to $2.5 billion, which includes increases in the Americas of 24.2%, Asia Pacific of 22.4% and Europe, Middle East & Africa of 47.8%. Direct-to-Consumer volume increased 22.9% and average selling price per unit increased 2.5%.

Direct-to-Consumer gross margin increased 20 basis points to 66.4%, primarily driven by average selling price increases partially offset by product cost increases.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity outlook

We have cash and cash equivalents of $1,100.4 million at September 30, 2023. Amounts held outside the U.S. were $978.2 million, or 88.9% and approximately $518.9 million was available for repatriation to the U.S. as of September 30, 2023, without incurring additional U.S. federal income taxes and applicable non-U.S. income and withholding taxes.

As of September 30, 2023, we have unused credit capacity of $746.9 million on our revolving credit facility, with an additional $250.0 million available through an accordion feature. We believe that anticipated cash flows from operations, existing cash and investments balances, available borrowings under our revolving credit facility, and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements for the next twelve months.

Cash Flows

Our working capital at September 30, 2023 was $2.3 billion, an increase of $0.2 billion from working capital of $2.0 billion at December 31, 2022. Our cash and cash equivalents at September 30, 2023 were $1,100.4 million, compared to $615.7 million at December 31, 2022. Capital expenditures were $238.7 million and we repurchased $100.0 million of common stock for the nine months ended September 30, 2023. Our primary sources of operating cash are collections from customers. Our primary uses of cash are working capital, selling, general and administrative expenses and capital expenditures.

Operating Activities

For the nine months ended September 30, 2023, net cash provided by operating activities was $918.7 million compared to net cash used of $42.8 million for the nine months ended September 30, 2022. The $961.5 million increase in operating cash flows primarily resulted from decreased inventory levels due to improvements as we worked through capacity challenges and processing constraints at our distribution centers. Increases also resulted from changes in receivables balances, partially offset by changes in payable balances.

Investing Activities

Net cash used in investing activities was $309.0 million for the nine months ended September 30, 2023, compared to $192.7 million for the nine months ended September 30, 2022. The $116.3 million increase was due to increased net investment activity of $70.9 million and net cash used in the acquisition of our Scandinavian distributor of $70.4 million, offset by decreased capital expenditures of $24.9 million.

Our capital investments remain focused on supporting our strategic growth priorities, growing our Direct-to-Consumer business, as well as expanding the presence of our brand internationally. Capital expenditures for the nine months ended September 30, 2023 were $238.7 million, which included $79.1 million related to the expansion of our global distribution infrastructure; $66.1 million related to investments in our retail stores and direct-to-consumer technologies; and $53.4 million of investments in our new corporate offices and transportation. We expect our annual capital expenditures for 2023 to be approximately $300.0 million to $325.0 million, which is primarily related to the expansion of our worldwide distribution capabilities, continued investments in retail and e-commerce technologies and stores, and our corporate offices in Southern California. We expect to fund ongoing capital expenses through a combination of available cash and borrowings.

Financing Activities

Net cash used in financing activities was $118.6 million during the nine months ended September 30, 2023, compared to $48.6 million during the nine months ended September 30, 2022. The increase is primarily the result of increased repayment and decreased proceeds from long-term borrowing and net decreased proceeds from short-term borrowings of $39.7 million and increased repurchases of common stock of $25.8 million.

Capital Resources and Prospective Capital Requirements

Financing Arrangements

As of September 30, 2023, outstanding short-term and long-term borrowings were $351.5 million, of which $239.4 million relates to loans for our domestic and China distribution centers, $73.3 million relates to our operations in China, and the remainder relates to our international operations. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants related to our short-term and long-term borrowings as of the date of this quarterly report. See Note 4 – Financial Commitments of the Condensed Consolidated Financial Statements for additional information.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates did not change materially during the quarter ended September 30, 2023.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 1A. Risk Factors

The Uncertainty Of Global Market Conditions May Have A Negative Impact On Our Business, Results Of Operations Or Financial Condition.

The uncertain state of global economic and political conditions, including the impact of inflation, may negatively impact our business, which depends on the general economic environment and levels of consumers’ discretionary spending. If the current economic situation does not improve or if it weakens, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of sales. Additionally, if there is an unexpected decline in sales, our results of operations will depend on our ability to implement a corresponding and timely reduction in our costs and manage other aspects of our operations. These challenges include (i) managing our infrastructure, (ii) hiring and maintaining, as required, the appropriate number of qualified employees, (iii) managing inventory levels and (iv) controlling other expenses.

The impact of wars, acts of war and other conflicts around the world may result in the subsequent imposed economic sanctions. Conflicts could also have broader implications on economics outside the region, such as the global inflationary impact. Furthermore, any unfavorable developments in global political, social and regulatory conditions, including geopolitical conflicts, political unrest, civil strife, terrorist activity, acts of war, public corruption, expropriation, nationalism and other economic or political uncertainties in the U.S. or internationally, could also impact our business. Any negative sentiment toward the U.S. as a result of any such developments could also adversely affect our business and reputation. If the uncertain global market conditions continue for a significant period or worsen, our results of operations, financial condition, and cash flows could be materially adversely affected.

Other than the Risk Factor identified above, there have been no material developments with respect to the information previously reported under Part 1, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the share repurchase activity during the quarter ended September 30, 2023.

Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Dollar Value of Shares that May Yet Be Purchased under the Program (in thousands)
July 31, 2023	—	$—	$365,730
August 31, 2023	329,616	51.52	348,747
September 30, 2023	475,870	48.40	325,714
Total	805,486	$49.68

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each such term is defined in Item 408 of Regulation S-K.

In connection with the ongoing review disclosed in our proxy statement filed with the SEC on May 1, 2023, as supplemented, we have determined that between October 25, 2015 and December 25, 2019, Danielle Coates, a personal acquaintance of Robert Greenberg, Chairman of the Board and Chief Executive Officer, was compensated as an independent contractor by our company. More specifically, Ms. Coates earned compensation of $37,500 in 2015, $150,000 in 2016, and $210,000 in each of 2017, 2018 and 2019. Our Board of Directors has considered and ratified this arrangement.

Item 6. Exhibits

Exhibit Number	Description

3.1

Second Amendment to Amended and Restated Certificate of Incorporation dated June 12, 2023 (incorporated by reference to exhibit number 3.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2023).

3.2	Fourth Amendment to Bylaws dated as of March 9, 2023 (incorporated by reference to exhibit number 3.1 of the Registrant’s Form 8-K filed on March 15, 2023).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of Skechers U.S.A., Inc. for the quarter ended September 30, 2023 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements

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

Date: November 8, 2023	SKECHERS U.S.A., INC.

	By:	/s/ John Vandemore
John Vandemore
Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)