Form 10-K
period 2023-12-31
SKECHERS USA INC
filed 2024-02-28
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the voting and non-voting Class A and Class B Common Stock held by non-affiliates of the registrant was approximately $7.3 billion based upon the closing price of $52.66 of the Class A Common Stock on the New York Stock Exchange on such date.

The number of shares of Class A Common Stock outstanding as of February 21, 2024: 133,094,103.

The number of shares of Class B Common Stock outstanding as of February 21, 2024: 20,181,683.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement issued in connection with the 2024 Annual Meeting of the Stockholders of the registrant are incorporated by reference into Part III.

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
•
global economic, political and market conditions including the effects of inflation and foreign currency exchange rate fluctuations around the world, the challenging consumer retail market in the United States (“U.S.”) and the impact of war and other conflicts around the world;
•
the loss of any significant customers, decreased demand by industry retailers and the cancellation of order commitments;
•
our ability to continue to manufacture and ship our products that are sourced in China and Vietnam, which could be adversely affected by various economic, political, health or trade conditions, or a natural disaster in China or Vietnam; and
•
our ability to manage the impact from delays and disruptions in our supply chain.

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

PART I

Item 1. Business

DESCRIPTION OF BUSINESS

Skechers U.S.A., Inc., designs, develops and markets a diverse range of footwear, apparel, and accessories. Our company was incorporated in California in 1992 and reincorporated in Delaware in 1999. For over 30 years, we have expanded our product offering and grown our sales while substantially increasing the breadth of our consumer and customer base. Our objective is to profitably grow our operations worldwide by delivering stylish, comfortable, innovative and high-quality products at a reasonable price.

Skechers is the third largest athletic footwear company in the world due to our innovative comfort technology products, supported by impactful marketing, a diverse distribution strategy, and a dedicated global employee base and loyal network of partners.

In this annual report on Form 10-K for the fiscal year ended December 31, 2023, Skechers U.S.A., Inc., its consolidated subsidiaries and certain variable interest entities (“VIEs”) of which it is the primary beneficiary, are referred to as “Skechers,” “the Company,” “we,” “us,” or “our.” Reference in this annual report to “sales” refers to Skechers net sales reported under U.S. generally accepted accounting principles.

SEGMENTS

We have two reportable segments: Wholesale and Direct-to-Consumer.

Wholesale. Our Wholesale segment is comprised of sales to a network of partners including:

•
Skechers-branded stores operated by third-party franchisees and licensees;
•
Family shoe stores, specialty athletic and sporting goods retailers, department stores and big box club stores; and
•
Distributors in select international markets.

Growth in the Wholesale segment is expected to derive from adding new partners, more Skechers-branded stores, as well as expanding our existing shelf-space with current partners from the introduction of new products.

Direct-to-Consumer. Our Direct-to-Consumer segment comprises sales by us directly to consumers through a combination of channels including:

•
Company-owned Skechers-branded stores;
•
Company-owned e-commerce sites; and
•
Leading third-party marketplaces and digital platforms.

Growth in the Direct-to-Consumer segment is expected to derive from expanding our footprint, leveraging third-party digital marketplaces and platforms and introducing new products.

PRODUCTS

Skechers is a product-driven company and innovation is at the core of our design process. We offer footwear, apparel, and accessories for men, women, and kids. We market our products at multiple price points and provide consumers with products that we believe offer superior in comfort technology.

Product design and development is essential to our success and is driven by our ability to recognize trends and to design products that anticipate and accommodate consumers’ evolving preferences. Lifestyle trend information is compiled and analyzed by our designers in various ways, including reviewing and analyzing pop culture, clothing, and trend-setting media. We also consult with our customers on current retail selling trends and collaborate with partners and ambassadors to ensure that our products are designed to address the intended market opportunity and convey the distinctive perspective and lifestyle associated with our brand. A key component of our design philosophy is to continually reinterpret and improve our most successful styles.

Footwear. We offer a comprehensive line of Skechers-branded performance and lifestyle footwear for men, women, and kids – with the Company’s signature comfort features and innovations. We develop footwear for all walks of life: athletes at all levels, everyday comfort needs, as well as occupational requirements. Our footwear categories include the following:

•
Lifestyle – Forward, innovative and on trend, the brand’s fashion, athleisure, and casual collections inspire millions to enjoy the style, comfort and quality synonymous with Skechers. Our lifestyle offering delivers comfort technologies such as Skechers Hands Free Slip-ins®, Skechers Arch Fit®, and Skechers Air-Cooled Memory Foam®, among others. With a street, fashion and court classic range, Skechers is able to reach a younger demographic.

•
Performance – Winner of numerous awards, the Skechers Performance collection offers elite athletes and enthusiast groundbreaking technologies for running, walking, golf, and pickleball, as well as two new additions in 2023 – football and basketball. The Skechers Performance division develops footwear utilizing the latest advancements in materials and innovative design, including Skechers Hyper Burst®, Goodyear® Resagrip Technology, and Skechers Arch Fit®. To support and market our Performance footwear, we have a roster of elite athletes, including Harry Kane, Europe's top football scorer for 2023 and captain of the England national team; NBA stars Julius Randle and Terance Mann; Major golfers Matt Fitzpatrick and Brooke Henderson; and pickleball pros Tyson McGuffin and Catherine Parenteau.
•
Kids – Skechers appeals to kids with bright and bold colors and designs and are made with the latest comfort features specific to growing children’s feet. Along with unique styles just for children like S-Lights, Skechers Kids also includes take-downs of our most popular products, including Skech-Air, Foamies, Skechers Hands Free Slip-ins, Skechers Stretch Fit, and Skechers Street.
•
Work – A leading work brand in the United States, Skechers Work is made to last – offering service and occupational employees style, comfort and industry certified quality for all-day protection. Skechers Work offers a complete line of men’s and women’s slip-resistant and safety-toe shoes and boots for professionals who use protective footwear in their work environments. Skechers Work styles include Skechers comfort technologies along with safety and durability features such as steel, composite and lightweight safety toes; high-abrasion soles; puncture resistance; waterproofing and electrostatic-dissipative technology.
•
Earth-Friendly – Skechers Our Planet Matters line is made with recycled materials to help reduce our environmental impact. An important part of our product innovation process includes seeking out new material and textile technologies to improve upon the recycled content in Our Planet Matters products.

Apparel. We offer the latest trends in athletic lifestyle apparel. Our collections are designed to complement our footwear products, by offering apparel that is stylish, high-quality and comfortable all at a reasonable price.

Accessories. Skechers licenses a variety of Skechers-branded products including socks, eyewear; medical scrubs; undergarments, fitness and yoga accessories, and cold weather products.

TRADEMARKS, PATENTS AND LICENSING

We own and utilize a variety of trademarks, including the Skechers trademark. We consider our Skechers trademark a significant factor in building our brand image and in distinguishing our products from those of others. We vigorously protect our trademarks against infringement, including through the use of cease-and-desist letters, administrative proceedings and lawsuits. We have a significant number of both registrations and pending applications for our U.S. trademarks. In addition, we have trademark registrations and trademark applications in 164 foreign countries. Further, we have design patents and pending design and utility patent applications in both the U.S. and a myriad of foreign countries. We continuously look to increase the number of our patents and trademarks both domestically and internationally.

We believe that selective licensing of the Skechers brand name to manufacturers broadens and enhances the brand without requiring incremental capital investments or operating expenses. As of December 31, 2023, we had 28 active licensing agreements in which we are the licensor. We license a variety of Skechers-branded products including apparel and accessories.

MARKETING

Brand recognition is an important element for success in the footwear business. Senior management is directly involved in shaping our image and the conception, development and implementation of our advertising and marketing activities. We aggressively market our brands through comprehensive marketing campaigns. The Skechers brand is supported by television, digital, print, radio, outdoor, and press campaigns. To further drive recognition, we enlist numerous celebrities, athletes, and influencers to appear in our campaigns. We strategically select our ambassadors who we believe work well with the Company to promote the brand and support the product.

In 2023, our brand ambassadors included television personalities and entertainers Martha Stewart, Snoop Dogg, Amanda Kloots, Brooke Burke, and Chesca, and former athletes Sugar Ray Leonard, Tony Romo, Howie Long, Cris Carter, Meb Keflezighi, and Rusty Wallace. Additionally, athletes supporting our performance footwear included runner Edward Cheserek, elite golfers Matt Fitzpatrick and Brooke Henderson, pro pickleball players Tyson McGuffin and Catherine Parenteau, and Los Angeles Dodgers pitcher Clayton Kershaw. During the year, we partnered with NBA pros Julius Randle and Terance Mann, and Bayern Munich's Harry Kane, as well as a team of premier league players to support our new basketball and football divisions. We identify athletes who benefit from the comfort and technologies that our brand has to offer, and whose performance on the field, court, or course is augmented through the product.

SOURCING AND MANUFACTURING

Our suppliers are integral partners in delivering stylish, high-quality footwear and apparel to our consumers worldwide. Our products are produced by independent contract manufacturers located primarily in Asia. We do not own or operate any manufacturing facilities. We believe that the use of independent manufacturers substantially increases our production flexibility and capacity, while reducing capital expenditures and avoiding the costs of managing a large production work force. To minimize disruption of our product supply due to potential political instability, civil unrest, economic instability, changes in government policies or regulations, natural and manmade disasters, and other risks, we source product from multiple facilities across multiple countries. We believe that the existing production capacity at our third-party manufacturers’ facilities is sufficient to handle expected volume in the foreseeable future.

To safeguard product quality and consistency, we monitor the key aspects of production from initial prototype manufacturing, through initial production runs, to final manufacturing. Monitoring of production is performed in the U.S. by our in-house production department and in Asia by staff working from our offices in China and Vietnam. We believe that our Asia presence allows us to negotiate supplier and manufacturer arrangements more effectively, decrease product turnaround time, and ensure timely delivery of finished footwear.

We believe quality control is an important and effective means of maintaining the quality and reputation of our products and brand. Our quality control program is designed to ensure finished goods meet our established design specifications and goods bearing our trademarks meet our standards for quality. Our quality control personnel located in China and Vietnam perform an array of inspection procedures at various stages of the production process, including examination and testing of prototypes of key raw materials prior to manufacture, samples and materials at various stages of production and final products prior to shipment. Our employees are on-site at each of our major manufacturers to oversee production and ensure that leading manufacturers comply with our Supplier Code of Conduct.

OUR MARKET

Our collections are available in approximately 180 countries and territories and can be accessed in digital or physical stores. We are continually expanding and enhancing our distribution and logistics facilities and systems to support our omni-channel capabilities and provide greater access to merchandise selection and faster delivery. Our company-owned e-commerce business enables consumers to shop, browse, find store locations, socially interact, post reviews, and immerse themselves in our brands. Additionally, the e-commerce business provides an efficient and effective retail distribution channel, which continues to improve our customer service and brand experience. We manage our international business through a network of wholly-owned subsidiaries, joint venture partners, and distributors. Our joint venture interests include China, Malaysia and Singapore (50%), Thailand (51%), Mexico (60%), and South Korea (65%), and Israel (75%). Where we do not sell directly through our international subsidiaries and joint ventures, our footwear is distributed through a network of distributors and licensees who sell our products to department, athletic and specialty stores, as well as in Skechers-branded retail stores.

COMPETITION

The global footwear industry is a competitive business. Although we believe that we do not compete directly with any single company with respect to our entire range of products, our products compete with other branded products within their product category as well as with private label products sold by retailers, including some of our customers. We also compete with numerous manufacturers, importers, and distributors of footwear for the limited shelf space available for displaying such products to the consumer. Moreover, the general availability of contract manufacturing capacity allows ease of access by new market entrants. Some of our competitors are larger, have been in existence for a longer period of time, have strong brand recognition, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than we do. We believe, however, that we have competitive advantages because of our brand recognition, our quality comfort technology products, and our application of pricing and distribution strategies, among other factors.

HUMAN CAPITAL

Skechers employees are central to our success. We are a family brand at the core, and our commitment to family extends to our diverse team of global employees. We believe our unique backgrounds and experiences have made us stronger, inspired new ideas, and driven our innovative spirit. From our corporate offices to our retail stores and our distribution centers, we aim to build a workplace that supports each employee’s well-being and encourages everyone to grow in their careers and give back to their community. We are focused on creating a positive, supportive work environment where our team can work and feel their best every day.

Employees. As of December 31, 2023, we employed approximately 17,900 persons worldwide, of whom approximately 9,200 were employed on a full-time basis and approximately 8,700 were employed on a part-time basis, primarily in our retail stores.

Compensation and Benefits. We seek to provide market-competitive compensation and benefits that not only attract the best talent, but also retain our current employees. We offer a broad range of benefits including medical, prescription, dental and vision plans, flexible spending accounts, company-provided disability insurance, pet insurance, paid sick and vacation time, employee assistance program, childcare subsidies, parental leave and tuition reimbursement. Additional benefits for certain employees include a 401K plan, 529 college savings plan, pensions and pet insurance.

Diversity, Equity, and Inclusion. Skechers was founded on inclusivity, diversity, respect, and entrepreneurial spirit with the philosophy of putting people first. In conjunction with our corporate policy against discrimination, Skechers emphasizes that every employee, applicant, contractor, and customer is entitled to be treated with dignity and respect. Human rights are a core value at the heart of how we conduct our business, at every level of the Company – including our factories and suppliers. Our Code of Ethics, Corporate Code of Conduct and Supplier Code of Conduct codify our commitment to these values. These codes are in the Corporate Governance section of the Investor Relations page of our corporate information website located at investors.skechers.com/corporate-governance/governance-documents. We intend to post any amendment to, or waivers of, these codes on our website.

CORPORATE RESPONSIBILITY

Despite the dynamic growth we have seen over the years, we remain firmly rooted in the same community where we began while dedicated to serving the people of the world. In so doing, we take seriously our position as a steward of the many communities and stakeholders we impact in our daily business activities. This increasingly involves considering the multiple ways we can evolve our business practices and processes to improve the health of our planet, the lives of our people and our communities. Corporate responsibility is a top priority for our leadership, who are investing in plans to further our environmental, social and governance ("ESG") efforts.

Sustainability. We believe it is our responsibility as a family-focused footwear and apparel brand to create and implement sustainable strategies across our operations to minimize our impact on the environment and support our customers, employees, and partners. Environmental advancements are a top priority in the development of our corporate offices as well as logistic centers. Many of our facilities are designed and operated with sustainability in mind, including one of America’s largest LEED Gold certified facilities at our North America distribution center in Southern California. Our European Distribution Center in Liege, Belgium, has both a BREEAM Very Good rating and a Lean and Green certification. Additionally, our China Distribution Center in Taicang incorporates sustainable features such as natural lighting, LED motion detectors and temperature controllers; and our newly opened India Distribution Center outside Mumbai is designed as a LEED building with certification pending.

In 2021, we introduced Our Planet Matters, a collection for men, women and kids that utilizes recycled materials. We partnered with a global conservation organization to help fund its organization’s global efforts which align with our interests and commitment to reduce tree harvesting and emissions through packaging. These efforts represent our growing focus on more environmentally sustainable manufacturing, packaging, distribution, product development, corporate processes, and activities.

Human Rights. We require our manufacturers to operate in a manner consistent with the Skechers Supplier Code of Conduct posted on our corporate website. We partner with factories that ensure humane conditions for their employees and we engage in routine auditing and monitoring procedures to ensure that those who contribute to our product are treated with civility and respect. This code outlines our policies and expectations on topics including discrimination, harassment and abuse, forced labor, freedom of association, compensation and benefits, and health and safety, among others.

Community. Skechers encourages active participation in the greater community, with annual charity walks for children in the U.S. and around the world. We promote charitable giving and volunteering by sponsoring community service days along with blood drives, food drives, and shoe drives. Additionally, we regularly donate product to not-for-profit organizations. In 2023, we donated more than $1.1 million to Petco Love Foundation to help save the lives of animals in need in the U.S. and Canada.

For additional information on how Skechers value creation and global impact, refer to our Impact Report which can be found on our website at about.skechers.com/social-responsibility.

AVAILABLE INFORMATION

We file annual, quarterly, and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site at sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our internet address is www.skechers.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information are also made available, free of charge, on our investor relations website at investors.skechers.com as soon as reasonably practicable after we file or furnish with the SEC. The information found on, or otherwise accessible through our website, is not incorporated into, and does not form a part of this annual report on Form 10-K or our other filings with the SEC.

Item 1A. Risk Factors

In addition to the other information in this annual report, the following factors should be considered in evaluating us and our business.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our Future Success Depends On Our Ability To Maintain Our Brand Name And Image With Consumers.

Our success to date has largely been due to the strength of the Skechers brand. Maintaining, promoting, and growing our brand depends on our ability to develop high-quality, innovative, and fashion forward products, as well as our ability to create fresh and relevant marketing and advertising campaigns. The inability to execute or adverse developments in these areas could negatively impact our brand. Our brand could also be negatively impacted if we or any of our products were to receive negative publicity. If we are unable to maintain, promote and grow our brand, then our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

Our Future Success Depends On Our Ability To Respond To Changing Consumer Preferences, Identify And Interpret Consumer Trends, And Successfully Market New Products.

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
•
execution of product quality; and
•
significant and sustained marketing efforts and expenditures, including with respect to the monitoring of consumer trends.

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

We Face Intense Competition, Including Competition From Companies In The Footwear Industry and With Significantly Greater Resources Than Ours.

We face intense competition from other established companies in the footwear industry in the areas of product offerings, pricing, costs of production, and advertising and marketing expenditures. Consumer demand for our products may decline significantly if we do not adequately and timely anticipate and respond to our competitors. Some of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry, compete more effectively on price and production, more effectively keep up with rapid changes in footwear technology, and more quickly develop new products. New companies may also enter the markets in which we compete, further increasing competition. We may not be able to compete successfully in the future, and increased competition may result in price reductions, cost increases, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would materially and adversely affect our business, financial condition, results of operations, and cash flows.

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

Our global retail business has required substantial investments in leasehold improvements, inventory, and personnel. We have also made significant operating lease commitments for retail space worldwide. Due to the high fixed-cost structure associated with our global retail business, the poor performance or closure of stores could result in significant lease termination costs, write-offs or impairments of leasehold improvements, and employee-related termination costs. The success of our global retail operations also depends on our ability to identify and adapt to changes in consumer spending patterns and retail shopping preferences globally, including the shift from brick and mortar to digital and mobile channels. Our failure to successfully respond to these factors could adversely affect our retail business, as well as damage our brand and reputation, and could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Our Retail Stores Depend On The Customer Traffic Generated By Shopping And Factory Outlet Malls Or By Tourism.

We have concept stores in shopping malls and factory outlet stores in outlet malls. We depend on obtaining prominent locations and the overall success of the malls to generate customer traffic. The overall success of the malls can be negatively impacted by factors outside of our control, such as store closures by other retailers. Some of our concept stores occupy street locations that are heavily dependent on customer traffic generated by tourism. Tourism can be adversely affected by external factors such as an economic slowdown or social or political events. Any substantial decrease in customer traffic generated by malls or tourism has, and may continue to have, an adverse effect on sales in our existing stores or hinder our ability to open retail stores in new markets, which could materially and adversely affect our business, financial condition, results of operations, and cash flows.

We Depend On Key Personnel To Manage Our Business Effectively In A Rapidly Changing Market, And If We Are Unable To Retain Key Personnel, Our Business Could Be Harmed.

We depend upon the continued services of key personnel, including Robert Greenberg, Chairman of the Board and Chief Executive Officer; Michael Greenberg, President and a member of our Board of Directors; and David Weinberg, Executive Vice President, Chief Operating Officer and a member of our Board of Directors. We also depend on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industry is intense, and we may not be successful in attracting and retaining such personnel. The loss of the services of senior management and other key personnel or the failure to attract additional personnel and execute a succession plan could materially and adversely affect our business, financial condition, results of operations, and cash flows.

We Have A Significant Work Force And Are Subject To Risks Related To Human Capital Management.

We employ approximately 17,900 employees worldwide and a significant portion of our operating expenses relate to compensation and benefits. Although we spend a significant amount of time and expense on human capital management, we cannot ensure that we will be able to maintain a happy and productive workforce. If we are unable to offer competitive compensation and benefits, appropriate training and development, and a compelling work environment or sustain employee satisfaction, our culture may be adversely affected, our reputation may be damaged, and we may incur costs related to turnover.

RISKS RELATED TO SUPPLY CHAIN

Our Business Could Be Harmed If We Fail To Maintain Appropriate Inventory Levels.

We place orders with our manufacturers for some of our products prior to the time we receive customer orders. We do this to minimize purchasing costs, the time necessary to fill customer orders, and the risk of non-delivery. We also maintain an inventory of certain products that we anticipate will be in greater demand. Unanticipated declines in the popularity of Skechers footwear or other unforeseen circumstances may make it difficult for us and our customers to accurately forecast demand, and we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels exceeding customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could significantly impair our brand image and have a material adverse effect on our operating results, financial condition and cash flows. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply products when we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, and diminish brand loyalty.

Our International Sales And Manufacturing Operations Are Subject To The Risks Of Doing Business Abroad, Particularly In China and Vietnam, Which Could Affect Our Ability To Manufacture Or Sell Our Products, Obtain Products From Foreign Suppliers Or Control The Costs Of Our Products.

Substantially all our sales during the year ended December 31, 2023 were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and Vietnam. We also sell our footwear in several foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including the following: political and social unrest, including terrorism; changing economic conditions, including higher labor costs; increased costs of raw materials; currency exchange rate fluctuations; labor shortages and work stoppages, including those due to the outbreak of a disease leading to an epidemic or pandemic spread; electrical shortages; transportation delays; loss or damage to products in transit; expropriation; nationalization; the adjustment, elimination or imposition of domestic and international duties, tariffs, quotas, import and export controls and other non-tariff barriers; exposure to different legal standards (particularly with respect to intellectual property); compliance with foreign laws; changes in domestic and foreign governmental policies; and the potential for circumstances where we may have to incur premium freight charges to expedite the delivery of product to our customers. Apart from the impacts of the COVID-19 pandemic, including supply chain constraints, we have not, to date, been materially affected by any such risks, but we cannot predict the likelihood of such developments occurring or the resulting long-term adverse impact on our business, financial condition, results of operations, and cash flows.

In particular, because most of our products are manufactured in China and Vietnam, the possibility of adverse changes in trade or political relations with China or Vietnam, political instability in China or Vietnam, increases in labor costs, the occurrence of prolonged adverse weather conditions or a natural disaster such as an earthquake or typhoon in China or Vietnam, or the outbreak of a pandemic disease in China or Vietnam could severely interfere with the manufacturing and/or shipment of our products and would have a material adverse effect on our operations. Our business operations may be adversely affected by the current and future political environment in China. The government of the China has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate under China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under its current leadership, the government of China has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of China will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice. A change in policies by the government of China could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During the year ended December 31, 2023, the top five manufacturers of our products produced approximately 45.7% of our total purchases. One manufacturer accounted for 21.4% of total purchases for the year ended December 31, 2023.

We compete with other footwear companies for production facilities, and we do not have long-term contracts with any of our contract manufacturers. Under our current arrangements with them, these manufacturers generally may unilaterally terminate their relationship with us at any time. If our current manufacturers cease doing business with us, we could experience an interruption in the manufacture of our products. Although we believe that we could find alternative manufacturers, we may be unable to establish relationships with alternative manufacturers that will be as favorable as the relationships we have now. For example, new manufacturers may have higher prices, less favorable payment terms, lower manufacturing capacity, lower quality standards or higher lead times for delivery. If we are unable to provide products consistent with our standards or the manufacture of our footwear is delayed or becomes more expensive, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

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

RISKS RELATED TO ECONOMIC AND POLITICAL CONDITIONS, AND OTHER EXTERNAL FACTORS

The Uncertainty Of Global Market Conditions.

The uncertain state of global economic and political conditions, including the impact of inflation and challenging consumer retail market, may negatively impact our business, which depends on the general economic environment and levels of consumers’ discretionary spending. If the economic situation weakens, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain or improve our earnings from operations as a percentage of sales. Additionally, if there is an unexpected decline in sales, our results of operations will depend on our ability to implement a corresponding and timely reduction in our costs and manage other aspects of our operations. These challenges include (i) managing our infrastructure, (ii) hiring and maintaining, as required, the appropriate number of qualified employees, (iii) managing inventory levels and (iv) controlling other expenses.

The impact of wars, acts of war and other conflicts around the world may result in subsequent economic sanctions imposed by the U.S., NATO and other countries. Conflicts may impact global economic conditions or our ability to sell products to customers in the affected regions. Conflicts could also have broader implications on economics outside the directly impacted regions, such as the global inflationary impact of a potential boycott of Russian oil and gas by other countries. Furthermore, any unfavorable developments in global political, social and regulatory conditions, including geopolitical conflicts, political unrest, civil strife, terrorist activity, acts of war, public corruption, expropriation, nationalism and other economic or political uncertainties in the U.S. or internationally, could also impact our business. Any negative sentiment toward the U.S. as a result of any such developments could also adversely affect our business and reputation. If the uncertain global market conditions continue for a significant period or worsen, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

Our Business Could Be Adversely Affected By Changes In The Business Or Financial Condition Of Our Customers Due To Global Economic Conditions.

A global financial crisis could affect the banking system and financial markets and result in a tightening in the credit markets, more stringent lending standards and terms, higher inflation, and higher volatility in fixed income, credit, currency and equity markets. In addition, our business could be adversely affected by other economic conditions, such as the insolvency of certain of our key distributors, which could impair our distribution channels, or the diminished liquidity or an inability to obtain credit to finance purchases of our product by our significant customers. Our customers may also experience weak demand for our products or other difficulties in their businesses. If economic, financial or political conditions in global markets deteriorate in the future, demand may be lower than forecasted and insufficient to achieve our anticipated financial results. Any of these events would likely materially and adversely affect our business, financial condition, results of operations, and cash flows.

Our Sales Are Influenced By Economic Conditions And Uncertainty That Impact Consumer Spending And Consumer Confidence.

Consumer confidence and spending on discretionary items generally declines during periods of economic uncertainty or recession. Our wholesale customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and/or increasing promotional activity. Our retail stores are also affected by these conditions and may experience declines in consumer traffic and spending. As a result, factors that diminish consumer confidence and spending, particularly deterioration in general economic conditions, consumer credit availability, consumer debt levels, inflation, the impact of foreign exchange fluctuations on tourism and tourist spending, volatility in investment returns, fear of unemployment, increases in energy costs or taxes or interest rates, housing market downturns, fear about and impact of pandemic illness, and other factors such as acts of war, natural disasters or terrorist or political events that impact consumer confidence, have had, and may continue to have a material adverse effect on our operations and financial condition through their negative impact on our wholesale customers as well as decreased spending in our retail stores and potentially via our e-commerce business.

Natural Disasters, The Effects Of Climate Change, Pandemics, And Other Events Beyond Our Control.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have a negative effect on us. Our business operations are subject to interruption from earthquakes, hurricanes, tornadoes, floods, fires, extreme weather events, power shortages, pandemics, telecommunications failure, vandalism, cyber-attacks, the effects of climate change, and other events beyond our control. Although we maintain disaster recovery plans, such events could disrupt our operations or those of our customers and suppliers, including through the inability of employees and contract professionals to work, destruction of facilities, loss of life, and adverse effects on supply chains, power, infrastructure and the integrity of information technology ("IT") systems, all of which could materially increase our costs and expenses, delay or decrease revenue from our customers and disrupt our ability to maintain business continuity. We could incur significant costs to improve the climate-related resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate the effects of climate changes. Our insurance may not be sufficient or cover losses or additional expenses that we may sustain. A significant natural disaster or other event that disrupts our operations or those of our customers or suppliers could have a material adverse effect on our business, results of operations, financial condition.

Adverse Conditions Or Changes In California Could Increase Our Operating Expenses Or Adversely Affect Our Sales.

A substantial portion of our operations are in California, including 100 of our retail stores, our headquarters in Manhattan Beach, and our North America distribution center in Rancho Belago. A decline in the economic conditions, or increase in regulations or the cost of doing business in California could have a material adverse impact on our business. Furthermore, a natural disaster or other catastrophic event in California, such as an earthquake or wildfire, could significantly disrupt our business including the operation of our only domestic distribution center. We may be more susceptible to these issues than our competitors whose operations are not as concentrated in California.

Foreign Currency Exchange Rate Fluctuations.

Foreign currency fluctuations affect our sales and profitability. Changes in currency exchange rates may impact our financial results positively or negatively in one period and not another, which may make it difficult to compare our operating results from different periods. Currency exchange rate fluctuations may also adversely impact third parties that manufacture our products by making their costs of raw materials or other production costs more expensive and more difficult to finance, thereby raising prices for us, our distributors and/or our licensees. We do not currently engage in hedging activities with respect to these currency exchange rate risks. For a more detailed discussion of the risks related to foreign currency fluctuation, see Item 7A: “Quantitative and Qualitative Disclosures About Market Risk.”

In addition, our foreign subsidiaries purchase products in U.S. dollars, which causes the cost of those products to vary depending on the foreign currency exchange rates and impacts the price charged to customers. Our foreign distributors also purchase products in U.S. dollars and sell in local currencies, which impacts the price to foreign consumers. As the U.S. dollar strengthens relative to foreign currencies, our sales and profits are reduced when translated into U.S. dollars and our margins may be negatively impacted by the increase in product costs due to foreign currency exchange rates. Although we typically work to mitigate the impact of exchange rate fluctuations through price increases and further actions to reduce costs, we may not be able to fully offset the impact, if at all. Our success depends, in part, on our ability to manage or mitigate these foreign currency impacts, as changes in the value of the U.S. dollar relative to other currencies could materially and adversely affect our business, financial condition, results of operations, and cash flows.

RISKS RELATED TO ENVIRONMENT, SOCIAL, AND GOVERNANCE

Our Environmental, Social And Governance Commitments and Disclosures May Expose Us To Reputational Risks And Legal Liability.

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

RISKS RELATED TO LEGAL AND REGULATORY MATTERS

Changes In Tax Laws Or The Potential Imposition Of Additional Duties, Quotas, Tariffs And Other Trade Restrictions.

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

In addition, changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project that was undertaken by the Organization for Economic Cooperation and Development (“OECD”). The OECD, which represents a coalition of member countries, recommended changes to long-standing tax principles related to transfer pricing and has developed model rules including establishing a global minimum corporate income tax tested on a jurisdictional basis (the “Pillar Two”). Many jurisdictions have adopted or announced an intention to adopt Pillar Two for tax years beginning in 2024. There can be no assurance that our effective tax rate, tax payments or conditional reduced tax rates will not be adversely affected as countries independently amend their tax laws to adopt Pillar Two. Changes in U.S. or foreign tax laws, including new or modified guidance with respect to existing tax laws, could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Changes To U.S. Or Other Countries’ Trade Policies And Import/Export Regulations Or Our Failure To Comply With Such Regulations.

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

In addition, changes or proposed changes in U.S. or other countries' trade policies may result in restrictions and economic disincentives on international trade. Tariffs and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. Further, any emerging protectionist or nationalist trends either in the U.S. or in other countries could affect the trade environment. The Company, similar to many other multinational corporations, does a significant amount of business that would be impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof or the economy of another country in which we conduct operations, our industry and the global demand for our products, and as a result, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

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

In addition, if we, or our foreign manufacturers, violate U.S. or foreign trade laws or regulations, we may be subject to extra duties, significant monetary penalties, the seizure and the forfeiture of the products we are attempting to import, or the loss of our import privileges. Possible violations of U.S. or foreign laws or regulations could include inadequate record-keeping of our imported products, misstatements or errors as to the origin, quota category, classification, marketing or valuation of our imported products, fraudulent visas, or labor violations. The effects of these factors could render our conduct of business in a particular country undesirable or impractical, and our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

The Disruption, Expense And Potential Liability Associated With Existing And Unanticipated Future Litigation Against Us.

In addition to the legal matters included in our reserve for loss contingencies, we occasionally become involved in litigation and investigations, and we are unable to determine the extent of any liability that may arise from any such matters. We have no reason to believe that there is a reasonable possibility or a probability that we may incur a material loss, or a material loss in excess of a recorded accrual, with respect to any other such loss contingencies. However, the outcome of litigation and investigation is inherently uncertain and assessments and decisions on defense and settlement can change significantly in a short period of time. Therefore, although we consider the likelihood of such an outcome to be remote with respect to those matters for which we have not reserved an amount for loss contingencies, if one or more of these legal matters were resolved against us in the same reporting period for amounts in excess of our expectations, our consolidated financial statements of a particular reporting period could be materially adversely affected. Further, any unanticipated litigation or investigation in the future, regardless of its merits, could also significantly divert management’s attention from our operations and result in substantial legal fees being incurred. Such disruptions, legal fees and any losses resulting from these unanticipated future matters could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Our Ability To Compete Could Be Jeopardized If We Are Unable To Protect Our Intellectual Property Rights Or If We Are Sued For Intellectual Property Infringement.

We believe that our trademarks, design patents and other proprietary rights are important to our success and our competitive position. We use trademarks on nearly all our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us and in distinguishing our goods from the goods of others. We consider our ®, ®, ®, ®, ®, Skechers®, Skechers Slip-ins®, Skechers Hands Free Slip-ins®, Skechers Performance™, Skechers GOrun®, Skechers GOwalk®, Skechers GOgolf®, Skechers Viper Court Pro™, Ultra GO®, Skechers on-the-GO®, Skechers Cali®, Skechers Street™, Skechers USA®, Skechers Active™, Skechers Sport Active™, Skechers Work™, Skechers Outdoor™, Max Cushioning®, Massage Fit®, Mark Nason®, Skechers Modern Comfort®, D’Lites®, BOBS®, BOBS Sport™, Our Planet Matters®, Glide Step®, Skech-Air®, Skechers Kids™, Twinkle Toes®, S Lights®, Relaxed Fit®, Arch Fit®, Hyper Burst®, and Air-Cooled Memory Foam® trademarks to be among our most valuable assets, and we have registered these trademarks in many countries. In addition, we own many other trademarks that we utilize in marketing our products. We also have a number of design patents and utility patents covering components and features used in various shoes. We believe that our patents and trademarks are sufficient to permit us to carry on our business as presently conducted. While we vigorously protect our trademarks against infringement, we cannot guarantee that we will be able to secure patents or trademark protection for our intellectual property in the future or that protection will be adequate for future products. Further, we have been involved with litigation in the past for patent and trademark infringement and cannot be sure that our activities do not and will not infringe on the intellectual property rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability as well as the diversion of management’s attention from our business, which could negatively impact our business or financial condition.

In addition, the laws of foreign countries where we source and distribute our products may not protect intellectual property rights to the same extent as do the laws of the U.S. We cannot be assured that the actions we have taken to establish and protect our trademarks and other intellectual property rights outside the U.S. will be adequate to prevent imitation of our products by others or, if necessary, successfully challenge another party’s counterfeit products or products that otherwise infringe on our intellectual property rights on the basis of trademark or patent infringement. Continued sales of counterfeit products could adversely affect our sales and our brand and result in the shift of consumer preference away from our products. We may face significant expenses and liability in connection with the protection of our intellectual property rights outside the U.S., and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

RISKS RELATED TO INFORMATION SYSTEMS AND DATA SECUITY

Breaches Or Compromises Of Our Information Security Systems, Information Technology Systems And Our Infrastructure To Support Our Business Could Result In Disruption Of Our Business And Damage To Our Reputation

As a routine part of our business, we utilize information security and IT systems and websites that allow for the secure storage and transmission of proprietary or private information regarding our customers, employees, vendors and others. A security breach of our network, hosted service providers, or vendor systems, may expose us to a risk of loss or misuse of this information, litigation and potential liability. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, and the retail industry, has been the target of many recent cyber-attacks. Although we take measures to safeguard this sensitive information, we may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants.

We invest in industry standard security technology to protect personal information. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect against transaction or other data being breached or compromised. Although we maintain insurance designed to provide coverage for cyber risks related to what we believe to be adequate and collectible insurance in the event of theft, loss, fraudulent or unlawful use of customer, employee or company data, any compromise or breach of our cyber security systems could result in private information exposure and a violation of applicable privacy and other laws, significant potential liability including legal and financial costs, and loss of confidence in our security measures by customers, which could result in damage to our brand and have an adverse effect on our business, financial condition and reputation. In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business data. Compliance with existing and proposed laws and regulations can be costly, and any failure to comply with these regulatory standards could subject us to legal and reputational risks.

Privacy Breaches And Other Cyber Security Risks Related To Our Business Could Negatively Affect Our Reputation, Credibility And Business.

We are dependent on IT systems and networks for a significant portion of our direct-to-consumer sales, including our e-commerce sites and retail business credit card transaction authorization and processing. We are responsible for storing data relating to our customers and employees and also rely on third-party vendors for the storage, processing and transmission of personal and Company information. Consumers, lawmakers and consumer advocates alike are increasingly concerned over the security of personal information transmitted over the Internet, consumer identity theft and privacy and the retail industry, in particular, has been the target of many recent cyber-attacks. We generally require that third-party service providers implement reasonable security measures to protect our employees’ and customers’ identity and privacy, but we do not control these third-party service providers and cannot guarantee the elimination of electronic or physical computer break-ins or security breaches in the future. Cybersecurity breaches, including physical or electronic break-ins, security breaches due to employee error or misconduct, attacks by “hackers,” phishing scams, malicious software programs such as viruses and malware, and other breaches outside of our control, could result in unauthorized access or damage to our IT systems and the IT systems of our third-party service providers. Despite our efforts and the efforts of our third-party service providers to secure our and their IT systems, attacks on these systems do occur from time to time. As the techniques used to obtain unauthorized access to IT systems become more varied and sophisticated (as cyber criminals are finding new ways to launch their attacks) and if the occurrence of such security breaches becomes more frequent, we and our third-party service providers may be unable to adequately anticipate these techniques and implement appropriate preventative measures. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. While we maintain cyber risk insurance to provide some coverage for certain risks associated with cybersecurity incidents, there is no assurance that such insurance would cover all or a significant portion of the costs or consequences associated with a cybersecurity incident. A significant breach of customer, employee or Company data could damage our reputation, our relationship with customers and our brands, and could result in lost sales, sizable fines, significant breach-notifications and other costs and lawsuits, as well as adversely affect our results of operations.

Additionally, we may incur increased costs and experience a significant strain on our resources to account for implementation of additional required security measures and technologies to protect personal data and confidential information or to comply with current and new state, federal and international laws governing the unauthorized disclosure of confidential information which are continuously being enacted and proposed, such as the General Data Protection Regulation in the EU, various consumer privacy and data privacy and protection acts in the United States, including, but not limited to, the American Data Privacy and Protection Act, the California Consumer Privacy Act and the California Privacy Rights Act, the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Utah Consumer Privacy Act, the Connecticut Data Privacy Act and the Iowa Consumer Data Protection Act, and the Personal Information Protection Law in China.

Increased scrutiny by federal regulators, such as the Federal Trade Commission, and state attorney generals focused on the retail industry may lead to increased privacy and cybersecurity costs such as organizational changes, deploying additional personnel, acquiring and implementing enhanced privacy and security technologies on e-commerce sites, mandatory employee training for those handling customer and employee personal data, and engaging third-party experts and consultants, and the unauthorized use of proprietary information may materially and adversely affect our business, financial condition, results of operations, and cash flows.

A Material Delay Or Disruption In Our Information Technology Systems Or E-Commerce Websites Or Our Failure Or Inability To Upgrade Our Information Technology Systems Precisely And Efficiently Could Negatively Affect Our Business.

We rely extensively on our IT systems to track inventory, manage our supply chain, record and process transactions, manage customer communications, summarize results and manage our business. The failure of our IT systems to operate properly or effectively, problems with transitioning to upgraded or replacement systems, or difficulty in or failure to implement new systems, could adversely affect our business. We also operate a number of e-commerce websites throughout the world. Our IT systems and e-commerce websites may be subject to damage and/or interruption from power outages, computer, network and telecommunications failures, malicious software, such as viruses and malware, attacks by “hackers”, security breaches, usage errors or misconduct by our employees and bad acts by our customers and website visitors which could materially adversely affect our business.

We are undergoing a multi-year Enterprise Resource Planning (“ERP”) implementation. The implementation of the ERP will require a significant investment in human and financial resources. Implementing new systems also carries substantial risk, including failure to operate as designed, failure to properly integrate with other systems, potential loss of data or information, cost overruns, implementation delays and disruption of operations. Third-party vendors are also relied upon to design, program, maintain and service our ERP implementation program. Any failures of these vendors to properly deliver their services could similarly have a material adverse effect on our business. In addition, any disruptions or malfunctions affecting our ERP implementation plan could cause critical information upon which we rely to be delayed, defective, corrupted, inadequate, inaccessible or lost or otherwise cause delays or disruptions to our operations, and we may have to make significant investments to fix or replace impacted systems.

RISKS RELATED TO OUR STOCK AND STOCK PRICE

Our Quarterly Sales And Operating Results Fluctuate As A Result Of A Variety Of Factors, Including Fluctuations In Demand For Footwear, Delivery Delays And Potential Fluctuations In Our Estimated Annualized Tax Rate, Which May Result In Volatility Of Our Stock Price.

Our quarterly sales and operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control. Our major customers have no obligation to purchase forecasted amounts and from time to time cancel orders, change delivery schedules, or change the mix of products ordered with minimal notice and without penalty. As a result, we may not be able to accurately predict our quarterly sales. Furthermore, our expenses are partially based on our expectations of future sales, and we may be unable to adjust spending in a timely manner to compensate for any unexpected sales shifts. As a result, our expenses may be disproportionately large relative to our sales, which could have a material adverse effect on our operating results.

Our annualized tax rate is based on projections of our domestic and international operating results for the year, which we review and revise as necessary at the end of each quarter. Any quarterly fluctuations in our annualized tax rate could have a material impact on our quarterly operating results and the results for any one quarter may not be indicative of results for the full year. Any shortfall in sales or net earnings from levels expected by securities analysts and investors could cause a decrease in the trading price of our Class A Common Stock.

One Principal Stockholder Is Able To Control Substantially All Matters Requiring Approval By Our Stockholders And His Interests May Differ From The Interests Of Our Other Stockholders.

As of December 31, 2023, Chairman of the Board and Chief Executive Officer, Robert Greenberg, beneficially owned 89.0% of our outstanding Class B Common Stock, and members of Mr. Greenberg’s immediate family beneficially owned an additional 10.2% of our outstanding Class B Common Stock. The holders of Class A Common Stock and Class B Common Stock have identical rights except that holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As of December 31, 2023, Mr. Greenberg beneficially owned 53.3% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 59.9% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to exert significant control over all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Mr. Greenberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A Common Stock. Because Mr. Greenberg’s interests may differ from the interests of the other stockholders, his ability to substantially control, actions requiring stockholder approval, may result in our Company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A Common Stock to the extent that investors or any potential future purchaser view the voting rights of our Class B Common Stock to have superior value.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

CYBERSECURITY RISK MANAGEMENT AND STRATEGY

We recognize the critical importance of maintaining the safety and security of our systems and data and have a holistic process for overseeing and managing cybersecurity and related risks. This process is supported by both management and our Board of Directors.

We have developed and implemented a Cybersecurity Risk Management Program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We leverage industry standard frameworks such as the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) and Center for Internet Security (“CIS”) to inform how we identify, assess, and manage cybersecurity risks relevant to our business.

Our Cybersecurity Risk Management Program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
cybersecurity awareness training of our employees, and incident response personnel;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents;
•
a third-party risk management process for service providers, suppliers, and vendors; and
•
engage third parties for our 24/7 monitoring, detection, and response; regular penetration testing, program controls assessment, and proactive incident preparedness activities.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board of Directors is responsible for overseeing our enterprise risk management activities in general, and each of our Board committees assists the Board in the role of risk oversight. Our Senior Vice President (“SVP”) of Information Technology and the Senior Director of Information Security have overall responsibility for assessing and managing our material risks from cybersecurity threats. To help ensure effective oversight, the Audit Committee receives reports on information security and cybersecurity at least annually, and receives an update quarterly on information security and cybersecurity from materials provided by the Senior Director of Information Security.

The Senior Director of Information Security oversees the Information Security Steering Committee (“Steering Committee”), which provides education on the Company’s cybersecurity programs and controls to key members of the Company. The Steering Committee meets quarterly and is comprised of members from the Executive Leadership Team, including the Chief Financial Officer and Executive Vice President of Business Affairs, as well as the SVP of Information Technology, Senior Director of Information Security, VP of Corporate Communications, SVP of Digital Innovation, and Head of Global Human Resources.

Cybersecurity risk management is led by our SVP of Information Technology, who reports to our Chief Operating Officer, and generally is responsible for management of cybersecurity risk and the protection and defense of our networks and systems. The SVP of Information Technology manages a team of cybersecurity professionals with broad experience, including in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats and regulatory compliance.

We continue to invest in cybersecurity and resiliency of our networks and adapt our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. For more information regarding the risks we face from cybersecurity threats, please see Item 1A Risk Factors.

Item 2. Properties

CORPORATE HEADQUARTERS

Skechers Corporate Headquarters are located at several properties in or near Los Angeles, California, which consist of an aggregate of approximately 0.2 million square feet. We own and lease portions of our corporate headquarters.

We lease most of our international administrative offices and showrooms located in the Americas, Europe and Asia Pacific. The property leases expire on various dates through February 2033. Corporate offices, administrative offices, and showrooms are included within our Wholesale segment.

DISTRIBUTION FACILITIES

We believe that strong distribution is critical to our operations. Our distribution facilities include highly automated solutions to support our future growth in our Company. We regularly evaluate our distribution infrastructure and consolidate or expand our capacity as we believe appropriate for our operations. Our distribution facilities are included within our Wholesale segment. Our principal distribution facilities are as follows:

Americas. Our North America Distribution Center occupies approximately 2.6 million square feet on its main campus in Southern California, which is leased from a joint venture, HF Logistics-SKX (the “JV”). An additional 2.4 million square feet of distribution center space is leased from third parties. The main campus leases expire at various dates through August 2036, and the leases for the remaining space expire at various dates through May 2028. Additionally, our newly opened Canada Distribution Center occupies approximately 0.4 million square feet in British Colombia and the lease is set to expire in December 2032.

Europe, Middle East and Africa. Our European Distribution Center occupies approximately 2.2 million square feet in Liege, Belgium. The leases comprising this Distribution Center provide for original terms of 8 to 15 years. The property leases expire on various dates through April 2031.

Asia Pacific. Our China Distribution Center occupies approximately 1.6 million square feet in Taicang, China. We plan to further expand in this key market with the constructing of a second distribution center in China, which is expected to be an approximately 2.3 million square foot facility. Our Japan Distribution Center is approximately 0.9 million square feet. The lease is set to expire in October 2031. Additionally, we recently opened the first phase of our India Distribution Center which occupies approximately 0.8 million square feet outside of Mumbai and the lease is set to expire in October 2043.

We have additional Company-operated distribution centers as well as third-party distribution centers serving regional markets in the Americas, Europe and Asia Pacific.

COMPANY OWNED AND THIRD-PARTY STORES

In 2023, we surpassed 5,000 Skechers-branded retail store and now have 5,168 stores in 122 countries. The network of stores includes 1,648 Company-owned and 3,520 third-party locations. These third-party stores are distributor, licensed and franchise owned through our Wholesale segment.

Store count, openings and closings for our domestic, international, and third-party stores are as follows:

	Number of locations
	December 31, 2022	Opened(1)	Closed(1)	December 31, 2023
Domestic stores	539	35	(11)	563
International stores	905	268	(88)	1,085
Distributor, licensee and franchise stores	3,093	841	(414)	3,520
Total Skechers stores	4,537	1,144	(513)	5,168

(1) Includes the conversion of 58 third-party stores to International stores previously included in Distributor stores as a result of the acquisition of our Scandinavian distributor.

We pursue our direct-to-consumer strategy through our integrated retail formats, which enable us to promote the full Skechers product offering in an attractive environment that appeals to a broad group of consumers. Our retail stores are included in our Direct-to-Consumer segment. Our physical retail formats are as follows:

Concept Stores. Our concept stores serve as a showcase for a wide range of our product offering. Retail locations are generally chosen to generate maximum marketing value for the Skechers brand name through signage, store front presentation and interior design. These stores also serve as product testing venues.

Factory Outlet Stores. Our factory outlet stores provide opportunities for us to sell discontinued and excess merchandise as well as feature key inline product.

Big Box Stores. Our free-standing and attached big box stores, enable us to liquidate excess merchandise, discontinued lines and odd-size inventory.

Substantially all of our retail stores are leased with terms expiring through March 2038. The leases provide for rent escalations tied to either increases in the lessor’s operating expenses, fluctuations in the consumer price index in the relevant geographical area, or a percentage of the store’s gross sales in excess of the base annual rent.

Item 3. Legal Proceedings

Michael Conte v. Robert Greenberg, et al. – On July 21, 2022, Skechers and certain past and present members of the Board of Directors were sued by a stockholder on behalf of our company in a derivative action in the Chancery Court of the State of Delaware, Case No. 2022-0633, alleging breach of fiduciary duty, waste of corporate assets, breach of duty of candor and breach of contract in connection with certain executive officers’ personal use of two company-owned aircraft. The complaint seeks actual damages in favor of Skechers sustained as the alleged result of defendants’ alleged breaches of fiduciary duties, judgment directing our company to take all necessary actions to reform and improve its corporate governance practices, termination of certain executive officers for allegedly violating their employment agreements, judgment directing the sale of one of the company-owned aircraft and attorneys’, accountants’ and experts’ fees, costs and expenses. The defendants filed motions to dismiss the complaint. On February 2, 2024, the court granted the motions and thereafter dismissed the complaint with prejudice as to all named past and present director-defendants. On February 22, 2024, plaintiff filed a notice of appeal. We cannot predict the outcome of the appeal or any further related legal proceedings or whether an adverse result in such proceedings would have a material adverse impact on our results of operations or financial position.

Nike, Inc., v. Skechers USA, Inc. – On November 6, 2023, Nike filed an action against our company in the United States District Court for the Central District of California, Case No. 2:23-CV-09346, alleging that certain Skechers shoe designs infringe the claims of six Nike utility patents that purportedly cover Nike’s Flyknit technologies. Nike seeks injunctive relief, damages (including treble damages), pre-judgment and post-judgment interest, and costs. On January 12, 2024, we answered Nike’s complaint, denying the allegations, and filed counterclaims seeking declarations of invalidity of the asserted patents, and non-infringement. While it is too early to predict the outcome of the District Court proceedings or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this matter vigorously.

In addition to the matters included in our reserve for loss contingencies, we occasionally become involved in litigation and investigations, and we are unable to determine the extent of any liability that may arise from any such matters. We have no reason to believe that there is a reasonable possibility or a probability that we may incur a material loss, or a material loss in excess of a recorded accrual, with respect to any other such loss contingencies. However, the outcome of litigation and investigations is inherently uncertain and assessments and decisions on defense and settlement can change significantly in a short period of time. Therefore, although we consider the likelihood of such an outcome to be remote with respect to those matters for which we have not reserved an amount for loss contingencies, if one or more of these legal matters were resolved against the Company in the same reporting period for amounts in excess of our expectations, our consolidated financial statements of a particular reporting period could be materially adversely affected.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock trades under the symbol “SKX” on the New York Stock Exchange.

HOLDERS

As of February 21, 2024, there were 72 holders of record of our Class A Common Stock (including holders who are nominees for an undetermined number of beneficial owners) and 33 holders of record of our Class B Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class B Common Stock is not publicly traded, but each share is convertible upon request of the holder into one share of Class A Common Stock.

DIVIDEND INFORMATION

Since inception, we have not declared or paid cash dividends on our common stock, and we have no present intention of paying dividends on our common stock in the foreseeable future.

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

The table below summarizes the number of shares of our Class A Common Stock that were repurchased during the three months ended December 31, 2023.

Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased under the Share Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased under the Program (in thousands)
October 31, 2023	—	$—	—	$325,714
November 30, 2023	900,300	51.11	900,300	279,696
December 31, 2023	235,894	59.37	235,894	265,692
Total	1,136,194	$52.83	1,136,194	$265,692

EQUITY COMPENSATION PLAN INFORMATION

Our equity compensation plan information required by this item is hereby incorporated by reference to the information in Part III, Item 12 of this annual report on Form 10-K.

PERFORMANCE GRAPH

The following graph demonstrates the total return to stockholders of our Class A Common Stock from December 31, 2018 to December 31, 2023, relative to the performance of the Russell 1000 Index and S&P Retail Select Industry Index.

Comparison of 5 Year Cumulative Total Returns

(in dollars)	2018	2019	2020	2021	2022	2023
Skechers U.S.A., Inc.	100.00	188.69	157.01	189.60	183.27	272.35
Russell 1000	100.00	131.43	158.98	201.03	162.58	205.72
S&P Retail Select Industry	100.00	113.97	161.41	230.77	157.58	191.51

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

This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons that are not included in this Form 10-K can be found in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and “—Liquidity and Capital Resources” in our annual report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 28, 2023.

OVERVIEW

When Skechers was founded in 1992, our focus was on creating a lifestyle brand centered on delivering products with comfort, style, innovation and quality at a reasonable price. Thirty years later, now with a diverse product assortment that includes award-winning Performance Division, we can meet most of the footwear needs of men, women and kids, we remain committed to our design principles. Our objective is to profitably grow our operations worldwide by delivering stylish, comfortable, innovative and high-quality products at a reasonable price. Through the efforts of our dedicated teams globally, our strong partner relationships and loyal consumers, we believe we will continue to achieve well-managed growth and ensure the longevity of both the company and the Skechers brand.

For the year ended December 31, 2023, compared to the year ended December 31, 2022, sales increased 7.5% to $8.0 billion, a new annual record, and four consecutive quarterly sales records. Gross margins improved to 51.9% and inventory was reduced by 16.1%. Our financial results reflect the significant market demand for our product offerings and the value that we provide.

Key highlights for 2023 include:

•
Debuting on the Fortune 500® list;
•
Expanding performance product offerings to include Skechers Football and Skechers Basketball;
•
Surpassing 5,000 retail stores; and
•
Opening distribution centers in India and Canada.

We believe brand recognition is paramount to continued success. We drive awareness and demand through comprehensive marketing campaigns. During the year, we introduced partnerships and a capsule collection with Martha Stewart and Snoop Dogg. Skechers Performance signed Harry Kane, Europe’s top goal scorer for 2023, as well as other premier players for the launch of Skechers Football, and New York Knicks all-star Julius Randle and Los Angeles Clippers Terance Mann, who both compete in Skechers Basketball.

Our core product philosophy of comfort, style, innovation, and quality at the right price continues to resonate with consumers, and we remain focused on delivering our comfort technology footwear as quickly as possible to meet consumer demand. We are committed to the following investments to execute our long-term global growth strategy:

•
Continue to develop new products and technologies;
•
Expand our distribution infrastructure to support growth;
•
Open new stores and extend our digital capabilities to drive Direct-to-Consumer growth; and
•
Innovative market strategies to broaden our reach globally and attract new partners and consumers.

RESULTS OF OPERATIONS

Selected information from our results of operations follows:

	Year Ended December 31,		Change
(in thousands)	2023	2022	$	%
Sales	$8,000,342	$7,444,550	555,792	7.5
Cost of sales	3,847,938	3,929,193	(81,255)	(2.1)
Gross profit	4,152,404	3,515,357	637,047	18.1
Gross margin	51.9%	47.2%		470 bps
Operating expenses
Selling	676,890	583,626	93,264	16.0
General and administrative	2,690,728	2,385,061	305,667	12.8
Total operating expenses	3,367,618	2,968,687	398,931	13.4
As a % of sales	42.1%	39.9%		220 bps
Earnings from operations	784,786	546,670	238,116	43.6
Operating margin	9.8%	7.3%		250 bps
Other income (expense)	16,086	(24,413)	40,499	n/m
Earnings before income taxes	800,872	522,257	278,615	53.3
Income tax expense	150,949	93,095	57,854	62.1
Net earnings	649,923	429,162	220,761	51.4
Less: Net earnings attributable to noncontrolling interests	104,124	56,134	47,990	85.5
Net earnings attributable to Skechers U.S.A., Inc.	$545,799	$373,028	172,771	46.3

Sales

Sales increased $0.6 billion, or 7.5%, to $8.0 billion as a result of a 13.3% increase internationally and a 0.8% decrease domestically. Direct-to-Consumer sales increased 24.3% and Wholesale sales decreased 2.8%. Sales increased overall due to higher sales volume in Direct-to-Consumer and higher average selling prices.

Gross margin

Gross margin increased 470 basis points to 51.9% primarily due to higher average selling prices and a higher proportion of Direct-to-Consumer sales.

Operating expenses

Operating expenses increased $398.9 million, or 13.4%, to $3.4 billion, and as a percentage of sales increased 220 basis points to 42.1%. Selling expenses increased $93.3 million, or 16.0%, to $676.9 million, primarily due to higher demand creation expenditures in global marketing and digital advertising. General and administrative expenses increased $305.7 million, or 12.8%, to $2.7 billion, due to an increase in labor costs of $104.6 million, facility related costs of $83.7 million, including rent and depreciation, and warehouse and distribution costs of $16.6 million. These increases were partially offset by a decrease of $33.7 million in volume-driven labor and warehouse and distribution expenses from the supply chain and logistical challenges in the prior year.

Other income (expense)

Other income (expense), improved $40.5 million to $16.1 million, compared to other expense of $24.4 million in the prior year, primarily due to favorable foreign currency exchange rates in Europe, Middle East & Africa and Asia Pacific, and increased interest income.

Income taxes

Income tax expense and the effective tax rate were as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Income tax expense	$150,949	$93,095
Effective tax rate	18.8%	17.8%

Income tax expense was $150.9 million as compared to $93.1 million in 2022. Our effective tax rate was 18.8% as compared to 17.8% in the prior year. The increase in tax rate is due to the impact of tax reserves and the non-recurrence of favorable deferred tax adjustments in the prior year.

Our income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (losses) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0% to 35%, which on average are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 25.1%.

The OECD has issued various proposals that would change long-standing global tax principles, namely, its Pillar Two framework, which imposes a global minimum corporate tax rate of 15% for large companies. The European Union (“EU”) member states formally adopted the EU’s Pillar Two Directive, which generally provides for a 15% minimum effective tax rate for multinational enterprises, in every jurisdiction in which they operate. This did not have an impact to the tax provision and effective tax rate for the year ended December 31, 2023 and we do not anticipate that this will have a material impact on our tax provision or effective tax rate in 2024. We will continue to evaluate the potential impact of the Pillar Two framework on future periods, pending legislative adoption by individual countries.

See Note 10 – Income Taxes of the Consolidated Financial Statements for additional information.

Noncontrolling interest in net earnings of consolidated subsidiaries

Noncontrolling interest represents the share of net earnings or loss that is attributable to our joint venture partners. Net earnings attributable to noncontrolling interest increased $48.0 million to $104.1 million as compared to $56.1 million in the prior year, primarily due to higher earnings by our joint ventures, predominantly in China.

RESULTS OF SEGMENT OPERATIONS

Wholesale

	Year Ended December 31,		Change
(in thousands)	2023	2022	$	%
Sales	$4,504,776	$4,632,429	(127,653)	(2.8)
Gross profit	1,846,819	1,669,276	177,543	10.6
Gross margin	41.0%	36.0%		500 bps

Wholesale sales decreased $127.7 million, or 2.8%, to $4.5 billion, due to a decrease in the Americas of 10.6%, partially offset by an increase in Asia Pacific of 12.6% and Europe, Middle East & Africa of 0.1%. Volume decreased 8.7% in the number of units sold and average selling price per unit increased 6.3%.

Wholesale gross margin increased 500 basis points to 41.0% due to higher average selling prices and lower costs per unit.

Direct-to-Consumer

	Year Ended December 31,		Change
(in thousands)	2023	2022	$	%
Sales	$3,495,566	$2,812,121	683,445	24.3
Gross profit	2,305,585	1,846,081	459,504	24.9
Gross margin	66.0%	65.6%		30 bps

Direct-to-Consumer sales increased $683.4 million, or 24.3%, to $3.5 billion, led by increases in the Americas of 21.5%, Asia Pacific of 22.0% and Europe, Middle East & Africa of 49.2%. Volume increased 19.6% in the number of units sold and average selling price per unit increased 4.0%.

Direct-to-Consumer gross margin increased 30 basis points to 66.0%, due to higher average selling prices and channel mix, partially offset by increased costs per unit.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity outlook

We have cash and cash equivalents of $1,189.9 million at December 31, 2023. Amounts held outside the U.S. were $954.7 million, or 80.2%, and approximately $424.8 million was available for repatriation to the U.S. as of December 31, 2023 without incurring additional U.S. federal income taxes and applicable non-U.S. income and withholding taxes.

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

At December 31, 2023, we have unused credit capacity of $746.9 million on our revolving credit facility, with an additional $250.0 million available through an accordion feature. We believe that anticipated cash flows from operations, existing cash and investments balances, available borrowings under our revolving credit facility, and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements for the next twelve months.

Cash Flows

Our working capital at December 31, 2023 was $2.3 billion, an increase of $0.3 billion from working capital of $2.0 billion at December 31, 2022. Our cash and cash equivalents at December 31, 2023 were $1,189.9 million, compared to $615.7 million at December 31, 2022. Our primary source of operating cash is collections from customers. Our primary uses of cash are inventory purchases, selling, general and administrative expenses and capital expenditures.

Operating Activities

Net cash provided by operating activities was $1,231.2 million for 2023 and $238.3 million for 2022. The $992.8 million increase in cash flows from operating activities in 2023 resulted from favorable changes in working capital, primarily inventory, and increased earnings.

Investing Activities

Net cash used in investing activities was $418.0 million for 2023 as compared to $287.5 million for 2022. The $130.5 million increase was due to increased net investment activity of $95.4 million and the acquisition of our Scandinavian distributor of $70.4 million, offset by decreased capital expenditures of $35.3 million.

Our capital investments remain focused on supporting our strategic growth priorities, growing our Direct-to-Consumer business, as well as expanding the presence of our brand internationally. Capital expenditures for the year ended December 31, 2023 were $323.7 million, which included $104.3 million for the expansion of our global distribution infrastructure, $99.0 million for investments in our retail stores and direct-to-consumer technologies, and $64.3 million of investments in our new corporate offices and transportation. We expect our capital expenditures for 2024 to be approximately $350.0 to $400.0 million, as we continue to invest in our strategic priorities, including new stores, added omnichannel capabilities and incremental distribution capacity in key markets. We expect to fund ongoing capital expenditures through a combination of available cash and borrowings.

Financing Activities

Net cash used in financing activities was $234.7 million during 2023 compared to $118.1 million in 2022. The increase is primarily the result of higher repurchases of common stock of $85.8 million and decreased net proceeds from short-term borrowing of $26.2 million.

Capital Resources and Prospective Capital Requirements

Share Repurchase Program

On January 31, 2022, the Company's Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its Class A Common Stock, par value $0.001 per share, for an aggregate repurchase price not to exceed $500 million. The Share Repurchase Program expires on January 31, 2025 and does not obligate the Company to acquire any particular amount of shares. As of December 31, 2023, $265.7 million remains available under the Share Repurchase Program.

Financing Arrangements

As of December 31, 2023, outstanding short-term and long-term borrowings were $301.4 million, of which, $242.9 million relates to loans for our domestic and China distribution centers, $46.2 million relates to our operations in China and the remainder relates to our international operations. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants related to our short-term and long-term borrowings as of the date of this annual report. See Note 6 – Financial Commitments of the Consolidated Financial Statements for additional information.

Commitments

Our material cash requirements as of December 31, 2023 which are not reflected as liabilities in the consolidated balance sheets include open purchase commitments with our foreign manufacturers of approximately $1.4 billion.

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

Allowance for bad debts. Accounts receivable is recorded net of estimated losses from our customers’ inability to pay. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed and adjusted periodically in accordance with external credit reporting services, financial statements issued by the customer and our experience with the account. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. Allowances for bad debts are recorded to general and administrative expenses. For receivables that are not specifically identified as high risk, we provide a reserve based upon our historical loss rate as a percentage of sales.

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

Tax estimates. The establishment of deferred tax assets from intra-entity transfers of certain intellectual property rights and other transactions requires management to make significant estimates and assumptions to determine the fair value of such intellectual property rights. The valuation of deferred tax assets requires significant estimates and assumptions including, but not limited to, future sales growth, discount rates and the expected life of the assets, which by their nature are inherently uncertain and may ultimately differ materially from our actual results. We record a valuation allowance when necessary to reduce our deferred tax assets to the amount that is more likely than not to be realized. The likelihood of a material change in our expected realization of our deferred tax assets depends on future taxable income and the effectiveness of our tax planning strategies amongst the various domestic and international tax jurisdictions in which we operate. We evaluate our projections of taxable income to determine the recoverability of our deferred tax assets and the need for a valuation allowance.

Business Combinations. We use the acquisition method of accounting for business combinations and recognize assets acquired and liabilities assumed measured at their fair values on the date acquired. Goodwill is measured as of the acquisition date as the excess of consideration transferred over the net acquisition date fair value of the assets acquired and the liabilities assumed. The valuation of identifiable intangible assets reflects management's estimates based on, among other factors, use of established valuation methods, including, but not limited to, the multi-period excess earnings method income approach. Further estimates within these models include, but are not limited to, future expected cash flows, including revenues and expenses, and applicable discount rates. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations and comprehensive income (loss).

EXCHANGE RATES

We receive U.S. dollars for substantially all of our domestic and a portion of our international product sales. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. dollars. However, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may impact our cost of goods in the future. During 2023 and 2022, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

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

Interest rate fluctuations. As of December 31, 2023, we have $58.5 million and $242.9 million of outstanding current and long-term borrowings, subject to changes in interest rates. A 200-basis point increase in interest rates would have increased interest expense by approximately $6.0 million for the year ended December 31, 2023. We do not expect changes in interest rates to have a material impact on our financial condition or results of operations or cash flows during the remainder of 2024. The interest rate charged on our unsecured revolving credit facility is based on SOFR, our North America distribution center construction loan is based on the one-month Bloomberg Short-Term Bank Yield Index (“BSBY”). Our China distribution center and China operational loans are based on a reference rate provided by the People’s Bank of China. Our loan with the Company’s joint venture with HF Logistics I, LLC (“HF”), HF Logistics-SKX, LLC (the “JV”), through a wholly-owned subsidiary of the JV (“HF-T1”), was based on the SOFR Daily Floating Rate plus a margin of 1.75%. During the second quarter of 2023, the Company amended certain terms of our loan agreement with Bank of America and the related interest rate swap to replace the LIBOR with SOFR as part of our planned reference rate reform activities, as discussed in Note 4 - Financial Commitments. Prior to the effective date of the amended swap agreement, our loan was based on the LIBOR Daily Floating Rate plus a margin of 1.75%. Changes in these interest rates will have an effect on the interest charged on outstanding balances.

We may enter into derivative financial instruments such as interest rate swaps in order to limit our interest rate risk on our long-term debt. We had one derivative instrument in place as of December 31, 2023 to hedge the cash flows on our $129.5 million variable rate debt on our North America distribution center, which was entered into by the JV. This instrument was a variable to fixed derivative with a notional amount of $129.5 million at December 31, 2023. Our receive rate was one-month LIBOR and the average pay rate was 0.795% through the effective date of the interest swap amendment. Since the effective date of the amended swap agreement, our receive rate was 30-day SOFR rate and the average pay rate was 0.778%. The rate swap agreement utilized by us effectively modifies our exposure to interest rate risk by converting our floating-rate debt to a fixed rate basis over the life of the loan, thus reducing the impact of interest-rate changes on future interest payments.

Foreign exchange rate fluctuations. We face market risk to the extent that changes in foreign currency exchange rates affect our non-U.S. dollar functional currency foreign subsidiaries’ sales, expenses, assets and liabilities. In addition, changes in foreign exchange rates may affect the value of our inventory commitments. Also, inventory purchases of our products may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of the contract manufacturers, which could have an impact on the cost of goods sold in the future. We manage these risks by primarily denominating these purchases and commitments in U.S. dollars.

Assets and liabilities outside the U.S. are located in regions where we have subsidiaries or joint ventures: the Americas, Europe, Middle East & Africa, and Asia-Pacific. Our investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation gain of $11.5 million and loss of $36.6 million, for the years ended December 31, 2023 and 2022, that are deferred and recorded as a component of accumulated other comprehensive loss in stockholders’ equity. A 200-basis point reduction in each of these exchange rates at December 31, 2023 would have reduced the values of our net investments by approximately $102.4 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Skechers U.S.A., Inc.

Manhattan Beach, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Skechers U.S.A., Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2024 expressed an adverse opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Income Taxes

The Company is a U.S. based multinational entity subject to taxes in the U.S. and multiple foreign jurisdictions which affect the Company’s provision for income taxes. The income tax provision is determined by management based on current enacted tax regulations at each jurisdiction with consideration of intercompany transactions across multiple tax jurisdictions. As indicated in Note 10 to the consolidated financial statements, total income tax expense for the year ended December 31, 2023 was $150.9 million, of which $14.7 million represented U.S. Federal tax expense, $3.4 million represented U.S. State tax expense, and the remaining $132.8 million represented foreign tax expense.

We identified the accounting for the Company’s income tax provision as a critical audit matter due to the complexity involved in: (i) the application of relevant tax laws and regulations in calculating taxable income and deferred tax balances in certain jurisdictions, and (ii) the application of transfer pricing guidelines to various intercompany transactions. Auditing these elements required challenging auditor judgment and an increased extent of audit effort, including the use of professionals with specialized skills and knowledge.

The primary procedures we performed to address this critical audit matter included:

•
Testing the design and operating effectiveness of certain internal controls related to management’s accounting for income taxes, including controls over: (i) calculating taxable income and deferred tax balances in certain jurisdictions, and (ii) the application of transfer pricing guidelines to various intercompany transactions.
•
Testing the completeness and accuracy of the underlying data used to determine taxable income, deferred tax balances and transfer pricing adjustments.
•
Utilizing personnel with specialized skill and knowledge in accounting for income taxes to assist in evaluating management’s application of relevant tax laws and regulations in calculating taxable income and deferred tax balances in certain jurisdictions.
•
Utilizing personnel with specialized skill and knowledge in transfer pricing to assist in evaluating management’s application of transfer pricing guidelines to various intercompany transactions.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2013.

Los Angeles, California

February 28, 2024

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31,
(in thousands, except par value)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$1,189,910	$615,733
Short-term investments	72,595	102,166
Trade accounts receivable, less allowances of $57,867 and $59,472	860,300	848,287
Other receivables	82,253	86,036
Inventory	1,525,409	1,818,016
Prepaid expenses and other	222,137	176,035
Total current assets ($1,252,372 and $1,014,962 related to VIEs)	3,952,604	3,646,273
Property, plant and equipment, net	1,506,690	1,345,370
Operating lease right-of-use assets	1,276,171	1,200,565
Deferred tax assets	450,574	454,190
Long-term investments	123,996	70,498
Goodwill	101,230	93,497
Other assets, net	136,086	83,094
Total non-current assets ($641,879 and $598,973 related to VIEs)	3,594,747	3,247,214
TOTAL ASSETS	$7,547,351	$6,893,487
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$1,008,001	$957,384
Accrued expenses	320,105	294,143
Operating lease liabilities	274,296	238,694
Current installments of long-term borrowings	46,571	103,184
Short-term borrowings	11,894	19,635
Total current liabilities ($600,337 and $568,158 related to VIEs)	1,660,867	1,613,040
Long-term operating lease liabilities	1,108,110	1,063,672
Long-term borrowings	242,944	216,488
Deferred tax liabilities	12,594	8,656
Other long-term liabilities	122,794	120,045
Total non-current liabilities ($329,219 and $293,726 related to VIEs)	1,486,442	1,408,861
Total liabilities	3,147,309	3,021,901
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred Stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.001 par value; 500,000 shares authorized; 132,837 and 134,473 shares issued and outstanding	133	134
Class B Common Stock, $0.001 par value; 75,000 shares authorized; 20,182 and 20,810 shares issued and outstanding	20	21
Additional paid-in capital	295,847	403,799
Accumulated other comprehensive loss	(73,388)	(84,897)
Retained earnings	3,796,730	3,250,931
Skechers U.S.A., Inc. equity	4,019,342	3,569,988
Noncontrolling interests	380,700	301,598
Total stockholders' equity	4,400,042	3,871,586
TOTAL LIABILITIES AND EQUITY	$7,547,351	$6,893,487

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Sales	$8,000,342	$7,444,550	$6,310,187
Cost of sales	3,847,938	3,929,193	3,185,816
Gross profit	4,152,404	3,515,357	3,124,371
Operating expenses
Selling	676,890	583,626	499,532
General and administrative	2,690,728	2,385,061	2,026,652
Total operating expenses	3,367,618	2,968,687	2,526,184
Earnings from operations	784,786	546,670	598,187
Total other income (expense)	16,086	(24,413)	(28,430)
Earnings before income taxes	800,872	522,257	569,757
Income tax expense (benefit)	150,949	93,095	(245,875)
Net earnings	649,923	429,162	815,632
Less: Net earnings attributable to noncontrolling interest	104,124	56,134	74,129
Net earnings attributable to Skechers U.S.A., Inc.	$545,799	$373,028	$741,503
Net earnings per share attributable to Skechers U.S.A., Inc.
Basic	$3.53	$2.40	$4.77
Diluted	$3.49	$2.38	$4.73
Weighted-average shares used in calculating net earnings per share attributable to Skechers U.S.A., Inc.
Basic	154,533	155,627	155,539
Diluted	156,256	156,608	156,794

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net earnings	$649,923	$429,162	$815,632
Other comprehensive income, net of tax
Net unrealized gain (loss) on derivative contract	(3,888)	9,787	3,372
Gain (loss) on foreign currency translation adjustment	11,241	(53,552)	(22,141)
Comprehensive income	657,276	385,397	796,863
Less: Comprehensive income attributable to noncontrolling interests	99,968	48,190	76,398
Comprehensive income attributable to Skechers U.S.A., Inc.	$557,308	$337,207	$720,465

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Consolidated Statements of Equity

	Shares		Amount			Accumulated
(in thousands)	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid-in capital	other comprehensive loss	Retained earnings	Skechers U.S.A., Inc. equity	Noncontrolling interests	Total stockholders' equity
Balance at December 31, 2020	133,618	21,016	$134	$21	$372,165	$(27,285)	$2,136,400	$2,481,435	$244,228	$2,725,663
Net earnings	—	—	—	—	—	—	741,503	741,503	74,129	815,632
Foreign currency translation adjustment	—	—	—	—	—	(21,038)	—	(21,038)	(1,103)	(22,141)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	6,731	6,731
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(41,557)	(41,557)
Purchase of noncontrolling interest	—	—	—	—	(6,856)	—	—	(6,856)	(3,072)	(9,928)
Net unrealized gain on derivative contract	—	—	—	—	—	—	—	—	3,372	3,372
Stock compensation expense	—	—	—	—	60,108	—	—	60,108	—	60,108
Proceeds from the employee stock purchase plan	226	—	—	—	7,276	—	—	7,276	—	7,276
Shares issued under the incentive award plan	1,252	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(66)	—	—	—	(3,084)	—	—	(3,084)	—	(3,084)
Conversion of Class B Common Stock into Class A Common Stock	77	(77)	—	—	—	—	—	—	—	—
Balance at December 31, 2021	135,107	20,939	$135	$21	$429,608	$(48,323)	$2,877,903	$3,259,344	$282,728	$3,542,072
Net earnings	—	—	—	—	—	—	373,028	373,028	56,134	429,162
Foreign currency translation adjustment	—	—	—	—	—	(36,574)	—	(36,574)	(16,978)	(53,552)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(29,320)	(29,320)
Net unrealized gain on derivative contract	—	—	—	—	753	—	—	753	9,034	9,787
Stock compensation expense	—	—	—	—	59,874	—	—	59,874	—	59,874
Proceeds from the employee stock purchase plan	243	—	—	—	8,131	—	—	8,131	—	8,131
Shares issued under the incentive award plan	1,424	—	2	—	(1)	—	—	1	—	1
Shares redeemed for employee tax withholdings	(503)	—	(1)	—	(20,323)	—	—	(20,324)	—	(20,324)
Repurchases of common stock	(1,927)	—	(2)	—	(74,243)	—	—	(74,245)	—	(74,245)
Conversion of Class B Common Stock into Class A Common Stock	129	(129)	—	—	—	—	—	—	—	—
Balance at December 31, 2022	134,473	20,810	$134	$21	$403,799	$(84,897)	$3,250,931	$3,569,988	$301,598	$3,871,586
Net earnings	—	—	—	—	—	—	545,799	545,799	104,124	649,923
Foreign currency translation adjustment	—	—	—	—	—	11,509	—	11,509	(268)	11,241
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(17,719)	(17,719)
Purchase of noncontrolling interest	—	—	—	—	(2,853)	—	—	(2,853)	(3,147)	(6,000)
Net unrealized loss on derivative contract	—	—	—	—	—	—	—	—	(3,888)	(3,888)
Stock compensation expense	—	—	—	—	67,960	—	—	67,960	—	67,960
Proceeds from the employee stock purchase plan	242	—	—	—	9,445	—	—	9,445	—	9,445
Shares issued under the incentive award plan	1,120	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(429)	—	—	—	(22,442)	—	—	(22,442)	—	(22,442)
Repurchases of common stock	(3,197)	—	(3)	—	(160,061)	—	—	(160,064)	—	(160,064)
Conversion of Class B Common Stock into Class A Common Stock	628	(628)	1	(1)	—	—	—	—	—	—
Balance at December 31, 2023	132,837	20,182	$133	$20	$295,847	$(73,388)	$3,796,730	$4,019,342	$380,700	$4,400,042

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities
Net earnings	$649,923	$429,162	$815,632
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	181,925	153,716	139,577
Provision for bad debts and returns	48,539	37,806	62,771
Stock compensation	67,960	59,874	60,108
Deferred income taxes	(2,370)	(6,489)	(387,250)
Net foreign currency adjustments	(18,492)	(2,366)	2,154
Changes in operating assets and liabilities
Receivables	(3,416)	(179,734)	(154,248)
Inventory	324,193	(389,026)	(458,002)
Other assets	(98,041)	(33,007)	(110,464)
Accounts payable	41,565	107,199	135,140
Other liabilities	39,378	61,190	106,734
Net cash provided by operating activities	1,231,164	238,325	212,152
Cash flows from investing activities
Capital expenditures	(323,722)	(358,992)	(309,674)
Acquisitions, net of cash acquired	(70,370)	—	—
Purchases of investments	(160,233)	(70,837)	(215,164)
Proceeds from sales and maturities of investments	136,306	142,343	180,172
Net cash used in investing activities	(418,019)	(287,486)	(344,666)
Cash flows from financing activities
Net proceeds from the employee stock purchase plan	9,445	8,131	7,276
Repayments on long-term borrowings	(78,256)	(95,410)	(487,441)
Proceeds from long-term borrowings	48,100	74,670	96,187
Net proceeds from (repayments on) short-term borrowings	(7,741)	18,439	(2,102)
Payments for employee taxes related to stock compensation	(22,442)	(20,324)	(3,084)
Repurchases of common stock	(160,064)	(74,245)	—
Purchase of noncontrolling interest	(6,000)	—	(9,928)
Contributions from noncontrolling interests	—	—	6,731
Distributions to noncontrolling interests	(17,719)	(29,320)	(41,557)
Net cash used in financing activities	(234,677)	(118,059)	(433,918)
Effect of exchange rates on cash and cash equivalents	(4,291)	(13,330)	(8,111)
Net change in cash and cash equivalents	574,177	(180,550)	(574,543)
Cash and cash equivalents at beginning of the period	615,733	796,283	1,370,826
Cash and cash equivalents at end of the period	$1,189,910	$615,733	$796,283

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$21,871	$19,293	$14,579
Income taxes, net	147,095	113,933	125,082
Non-cash transactions:
Right-of-use assets exchanged for lease liabilities	343,438	327,022	356,855
Non-cash consideration for acquired business	8,873	—	—

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)
Summary of Significant Accounting Policies

BASIS OF PRESENTATION

Skechers U.S.A., Inc. and subsidiaries (the “Company”) designs, develops, markets and distributes footwear, apparel and accessories. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications of prior period balances have been made to conform to current presentation.

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

REVENUE RECOGNITION

The Company derives income from the sale of footwear, apparel and accessories and royalties earned from licensing the Skechers brand. The Company recognizes sales revenue, net of estimated returns and excluding sales and value added taxes. Revenue is recognized at point of sale or upon shipment, the point in time where control transfers to the customer.

Wholesale sales are recognized upon shipment. Direct-to-consumer sales are recognized at the point of sale for transactions with customers at the Company’s retail stores and recognized upon shipment for sales made through its websites.

Sales are reduced by an estimate of customer merchandise returns, which is calculated based on historical experience. The Company reserves for potential disputed amounts or chargebacks from its customers. The Company’s chargeback reserve is based on a factors such as historical trends, customer behavior and nature of the chargeback.

ALLOWANCE FOR BAD DEBTS

The Company provides a reserve for estimated losses that may result from its customers’ inability to pay. The Company determines the amount of the reserve by analyzing known uncollectible accounts, aged receivables, historical losses and its customers’ credit-worthiness. Allowances for bad debts are recorded to general and administrative expenses.

WAREHOUSE AND DISTRIBUTION COSTS

The Company’s distribution network-related costs are included in general and administrative expenses. Distribution expenses, including the functions of purchasing, receiving, inspecting, allocating, surface transportation, warehousing and packaging product totaled $565.1 million, $538.7 million and $376.5 million for 2023, 2022 and 2021.

PRODUCT DESIGN AND DEVELOPMENT COSTS

The Company charges product design and development costs to general and administrative expenses. Aggregate product design and development costs were approximately $27.9 million, $28.1 million, and $24.6 million during the years ended December 31, 2023, 2022 and 2021.

ADVERTISING

Advertising costs are expensed in the period in which an advertisement first runs, or over the life of an endorsement contract. Advertising expense for the years ended December 31, 2023, 2022 and 2021 was approximately $562.1 million, $473.7 million and $375.0 million. Prepaid advertising costs were $24.3 million at December 31, 2023, consisting of $13.8 million short-term and $10.5 million long-term, which is included in other assets, net, in the Company’s consolidated balance sheets. Prepaid amounts represent the unamortized portion of endorsement contracts, advertising in trade publications and media productions created, but not run.

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

PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The Company reviews stores for impairment annually or when facts and circumstances indicate that the carrying values may be impaired. The Company did not record material impairment charges during the years ended December 31, 2023, 2022 or 2021. The principal estimated useful lives are as follows:

Buildings	20 to 40 years
Building improvements	10 to 20 years
Furniture, fixtures and equipment	5 to 20 years
Leasehold improvements	Shorter of useful life or remaining lease term

GOODWILL

Business acquisitions are accounted for under the acquisition method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. As of December 31, 2023 and December 31, 2022, the Company had $101.2 million and $93.5 million of goodwill included in the Wholesale segment. The increase of $7.7 million of goodwill included in the Wholesale segment relates to the acquisition of Sports Connection. Goodwill is not amortized but is tested at least annually in the fourth quarter for impairment or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

See Note 14 – Business Combinations of the Consolidated Financial Statements for additional information.

INTANGIBLE ASSETS

Within other assets, net, the Company has amortizable intangible assets consisting of reacquired rights with a gross carrying value of $108.4 million and $49.1 million and accumulated amortization of $42.2 million and $25.9 million as of December 31, 2023 and December 31, 2022. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Amortization expense related to amortizable intangible assets were $11.4 million, $6.9 million and $6.9 million for years ended December 31, 2023, 2022 and 2021. Future amortization expense related to amortizable intangible assets is expected to be approximately $14.6 million per year for each of the years 2024 and 2025, $9.7 million for 2026, $8.1 million for each of the years 2027 and 2028, and $11.1 million thereafter. The weighted-average amortization period for amortizable reacquired rights is 7 years.

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

In December 2023, the Company increased the ownership interest related to the Israel joint venture from 51% to 75% for $6.0 million. In March 2021, the minority interest related to the Hong Kong joint venture was purchased for $10.0 million. The change in the Company’s ownership of the Hong Kong and Israel entities continues to be included in the Company’s consolidated financial statements.

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

The Company’s Level 1 investments primarily include money market funds, U.S. Treasury securities and mutual funds; Level 2 investments primarily include corporate notes and bonds, asset-backed securities and U.S. Agency securities; and the Company does not currently have any Level 3 assets or liabilities. The Company has one Level 2 derivative instrument which is an interest rate swap (see Note 6 – Financial Commitments) classified as other assets, net at both December 31, 2023 and 2022. The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. Credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

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

DERIVATIVE INSTRUMENTS

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Company uses an interest rate swap as part of its interest rate risk management strategy. The Company’s interest rate swap, designated as a cash flow hedge, involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. By utilizing an interest rate swap, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. As of December 31, 2023, all counterparties to the interest rate swap had performed in accordance with their contractual obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Among other new disclosure requirements, ASU 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 will be effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025. ASU 2023-07 must be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the disclosure impact of ASU 2023-07.

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. We are evaluating the disclosure impact of ASU 2023-09; however, the standard will not have an impact on the company’s consolidated financial position, results of operations and/or cash flows.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended and supplemented by subsequent ASUs (collectively, “ASU 2020-04” and “ASU 2022-06”), which provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for borrowing instruments, which use London Interbank Offered Rate ("LIBOR") as a reference rate, and is available through December 31, 2024. During the second quarter of 2023, the Company amended certain terms of our loan agreement with Bank of America and the related interest rate swap to replace the LIBOR with the daily Secured Overnight Financing Rate ("SOFR") as part of our planned reference rate reform activities, as discussed in Note 6 - Financial Commitments. The Company elected to apply the practical expedient which allows us to account for the modification of the amended agreements as if the modifications were not substantial. These amendments did not result in any change to our application of hedge accounting and did not have a material impact to our consolidated financial statements.

(2)
Cash, Cash Equivalents, Short-term and Long-term Investments

The following tables show the Company’s cash, cash equivalents, short-term and long-term investments by significant investment category:

	As of December 31, 2023
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$972,278	$972,278	$972,278	$—	$—
Level 1
Money market funds	176,317	176,317	176,317	—	—
U.S. Treasury securities	39,769	39,769	29,942	9,827	—
Mutual funds	N/A	8,535	—	—	8,535
Total level 1	216,086	224,621	206,259	9,827	8,535
Level 2
Corporate notes and bonds	97,795	97,795	9,374	50,949	37,472
Asset-backed securities	11,159	11,159	—	—	11,159
U.S. Agency securities	27,269	27,269	1,999	11,819	13,451
Total level 2	136,223	136,223	11,373	62,768	62,082
Total	$1,324,587	$1,333,122	$1,189,910	$72,595	$70,617

	As of December 31, 2022
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$539,730	$539,730	$539,730	$—	$—
Level 1
Money market funds	71,503	71,503	71,503	—	—
U.S. Treasury securities	18,201	18,201	2,000	16,201	—
Mutual funds	N/A	5,893	—	—	5,893
Total level 1	89,704	95,597	73,503	16,201	5,893
Level 2
Corporate notes and bonds	101,959	101,959	2,500	85,731	13,728
Asset-backed securities	4,641	4,641	—	234	4,407
Total level 2	106,600	106,600	2,500	85,965	18,135
Total	$736,034	$741,927	$615,733	$102,166	$24,028

The Company’s investments consist of U.S. Treasury securities, corporate notes and bonds, asset-backed securities and U.S. agency securities, which the Company has the intent and ability to hold to maturity and therefore are classified as held-to-maturity. The Company holds mutual funds in its deferred compensation plan which are classified as trading securities. The Company may sell certain of its investments prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s long-term investments are less than two years. The Company minimizes the potential risk of principal loss by investing in highly-rated securities and limiting the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio. Included in long-term investments on the Consolidated Balance Sheets are company owned life insurance contracts of $53.4 million and $46.5 million as of December 31, 2023 and December 31, 2022. Interest income was $24.8 million, $6.0 million, and $3.3 million for years ended December 31, 2023, 2022 and 2021.

When evaluating an investment for its current expected credit losses, the Company reviews factors such as historical experience with defaults, losses, credit ratings, term and macroeconomic trends, including current conditions and forecasts to the extent they are reasonable and supportable.

(3)
Leases

The Company regularly enters into non-cancellable operating leases for retail stores, distribution facilities, offices, showrooms and automobiles. Retail stores typically have initial terms ranging from 5 to 10 years and other real estate or facility leases may have initial lease terms of up to 25 years. The Company’s leases are recorded as operating lease right-of-use (“ROU”) assets and operating leases liabilities. Operating lease liabilities are recognized based on the present value of the fixed portion of lease payments over the lease term at the commencement date. Net present value is calculated using an incremental borrowing rate based on a combination of market-based factors, such as market quoted forward yield curves and Company specific factors, such as lease size and duration. Many of the Company’s real estate leases include options to extend and are included in the lease obligations when considered reasonably certain. ROU assets are recognized based on operating lease liabilities reduced by lease incentives and initial direct costs incurred. Fixed lease cost is recognized on a straight-line basis over the lease term.

The Company’s real estate leases may require additional payments for percentage rent, real estate taxes, or other occupancy-related costs. Percentage rent, a variable cost, is recognized in the consolidated financial statements when incurred and is based on the specific terms in the lease agreement. Real estate taxes and other occupancy-related costs are non-lease components.

Operating lease cost and other information:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Fixed lease cost	$361,894	$307,265	$290,509
Variable lease cost	11,424	10,803	5,354
Operating cash flows used for leases	359,727	303,721	286,411
Weighted-average remaining lease term	5.43 years	5.52 years	5.95 years
Weighted-average discount rate	4.16%	3.12%	3.07%

The following table presents future lease payments as of December 31, 2023:

Year (in thousands)	Operating Leases
2024	$327,964
2025	289,527
2026	235,132
2027	194,505
2028	145,699
Thereafter	409,751
Total lease payments	1,602,578
Less: Imputed interest	(220,172)
Operating lease liabilities	$1,382,406

As of December 31, 2023, the Company has operating leases, primarily for new retail stores, that have not yet commenced which will generate additional ROU assets of $45.5 million.

(4)
Property, Plant and Equipment

Property, plant and equipment is summarized as follows:

	As of December 31,
(in thousands)	2023	2022
Land	$122,433	$122,433
Buildings and improvements	720,663	634,683
Furniture, fixtures and equipment	954,482	803,043
Leasehold improvements	669,886	612,610
Total property, plant and equipment	2,467,464	2,172,769
Less accumulated depreciation and amortization	960,774	827,399
Property, plant and equipment, net	$1,506,690	$1,345,370

Depreciation expense was $156.5 million, $131.3 million and $122.2 million for the years ended December 31, 2023, 2022 and 2021 as calculated using the straight-line method.

(5)
Accrued Expenses

Accrued expenses at December 31, 2023 and 2022 are summarized as follows:

	As of December 31,
(in thousands)	2023	2022
Accrued payroll, taxes, and other	$166,132	$143,664
Return reserve liability	80,968	60,482
Accrued inventory purchases	73,005	89,997
Accrued expenses	$320,105	$294,143

(6)
Financial Commitments

The Company had $32.5 million and $2.7 million of outstanding letters of credit as of December 31, 2023 and December 31, 2022, and approximately $11.9 million and $19.6 million in short-term borrowings as of December 31, 2023 and December 31, 2022. Interest expense for the years ended December 31, 2023, 2022 and 2021 was $22.4 million, $19.7 million and $14.9 million.

Long-term borrowings were as follows:

	As of December 31,
(in thousands)	2023	2022
HF-T1 Distribution Center Loan	$129,505	$129,505
HF-T2 Distribution Center Construction Loan	73,017	72,098
China Distribution Center Construction Loan	—	41,329
China Distribution Center Expansion Construction Loan	40,330	14,507
China Operational Loans	46,228	54,361
Other	435	7,872
Subtotal	289,515	319,672
Less: Current installments	46,571	103,184
Total long-term borrowings	$242,944	$216,488

Revolving Credit Facility

The Company maintains a revolving credit facility with Bank of America, N.A. which allows for an unsecured credit facility to $750.0 million, which may be increased up to $250.0 million under certain conditions and provides for the issuance of letters of credit up to a maximum of $100.0 million and swingline loans up to a maximum of $50.0 million. The expiration date is December 15, 2026. The Company may use the proceeds for working capital and other lawful corporate purposes. Borrowings and letters of credit bear interest, at the Company’s option, at a rate equal to (a) Term SOFR plus an applicable margin between 1.000% and 1.500% based upon the Company’s Total Adjusted Net Leverage Ratio or (b) a base rate (defined as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Bank of America prime rate, (iii) Term SOFR plus 1.00%, and (iv) 1.00%) plus an applicable margin between 0% and 0.500% based upon the Company’s Total Adjusted Net Leverage Ratio. As of December 31, 2023, there was no outstanding balance under this revolving credit facility. The unused credit capacity was $746.9 million and $747.3 million as of December 31, 2023 and December 31, 2022.

The Company is required to maintain a maximum total adjusted net leverage ratio of 3.75:1, except in the event of an acquisition in which case the ratio may be increased at the Company’s election to 4.25:1 for the quarter in which such acquisition occurs and for the next three quarters thereafter. The Company was in compliance with the financial covenants as of December 31, 2023.

Our subsidiary in India had a line of credit of $42.4 million and $34.1 million at December 31, 2023 and December 31, 2022, and a weighted average interest rate of 8.0% for the year ended December 31, 2023. Borrowings on the line of credit are due in 180 days. The balances of $6.0 million and $14.5 million were recorded as short-term borrowings as of December 31, 2023 and December 31, 2022.

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

The Interest Rate Swap involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount. As of both December 31, 2023 and December 31, 2022, the Interest Rate Swap had an aggregate notional amount of $129.5 million. Under the terms of the Swap Agreement Amendment, the Company will pay a weighted-average fixed rate of 0.778% on the notional amount and receive payments from the counterparty based on the 30-day SOFR rate, effectively modifying the Company’s exposure to interest rate risk by converting floating-rate debt to a fixed rate of 2.63%.

HF-T2 Distribution Center Construction Loan

On April 3, 2020, the JV, through HF Logistics-SKX T2, LLC, a wholly-owned subsidiary of the JV (“HF-T2”), entered into a construction loan agreement up to $73.0 with Bank of America, N.A. to expand the North American distribution center. The maturity date is April 3, 2025. The interest rate is based on the Bloomberg Short-Term Bank Yield Index Daily Floating Rate plus a margin of 190 basis points, reducing to 175 basis points upon substantial completion of the construction and certain other conditions being satisfied. The weighted-average annual interest rate on borrowings was 6.86% during the year ended December 31, 2023. The obligations of the JV are guaranteed by TGD Holdings I, LLC, which is an affiliate of HF.

China Distribution Center Construction Loan

The Company had a loan agreement to finance the construction of its distribution center in China which matured on September 28, 2023. The interest rate was 4.00% at December 31, 2022.

China Distribution Center Expansion Construction Loan

On October 18, 2022, the Company entered into a loan agreement for 1.1 billion yuan with Bank of China Co., Ltd to finance the construction of its distribution center expansion in China. Interest is paid quarterly. The interest rate at December 31, 2023 was 3.40% and may increase or decrease over the life of the loan, and is evaluated every 12 months. This loan matures 10 years from the initial receipt of funds. Beginning in 2026, the principal of the loan will be repaid in semi-annual installments of variable amounts. The obligations of this loan entered through the Company’s Taicang Subsidiary are jointly and severally guaranteed by the Company’s China joint venture.

China Operational Loans

The Company has certain secured credit facilities to support the operations of its China joint venture. The balance at December 31, 2023 was $46.2 million with interest rates ranging from 2.75% to 2.90% per annum, payable at terms agreed by the lender and at December 31, 2022, was $54.4 million with interest rates ranging from 2.90% to 3.41% per annum. As of December 31, 2023, the outstanding balances is classified as current borrowings in the Company’s consolidated balance sheets.

The following table presents the future principal payments required under the Company’s debt obligations, discussed above:

Year (in thousands)	Maturities
2024	$46,571
2025	202,615
2026	5,133
2027	5,133
2028	5,133
Thereafter	24,930
$289,515

(7)
Commitments and Contingencies

PRODUCT AND OTHER FINANCING

The Company finances production activities in part through the use of interest-bearing open purchase arrangements with certain of its international manufacturers. These arrangements currently bear interest at rates between 0.0% and 0.4% for 30- to 60-day financing. The amounts included in accounts payable and outstanding under these arrangements were $298.9 million and $345.4 million at December 31, 2023 and 2022. Interest expense incurred by the Company under these arrangements totaled $6.5 million in 2023, $6.1 million in 2022, and $6.5 million in 2021. The Company has open purchase commitments with its foreign manufacturers of $1.4 billion and warehouse and equipment and corporate construction contracts of $168.0 million for the expansion of its distribution centers and corporate headquarters, which are not included in the consolidated balance sheets at December 31, 2023.

LITIGATION

In accordance with GAAP, the Company records a liability in its consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the consolidated financial statements as of December 31, 2023, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote. The Company recognizes legal expense in connection with loss contingencies as incurred.

(8)
Stockholders’ Equity and Stock Compensation

COMMON STOCK

The authorized capital stock of the Company consists of 500 million shares of Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), 75 million shares of Class B Common Stock, par value $0.001 per share (“Class B Common Stock”), and 10 million shares of Preferred Stock, par value $0.001 per share.

The Company has two classes of issued and outstanding common stock: Class A Common Stock and Class B Common Stock. Holders of Class A Common Stock and holders of Class B Common Stock have substantially identical rights, including rights with respect to any declared dividends or distributions of cash or property, and the right to receive proceeds on liquidation or dissolution of the Company after payment of the Company’s indebtedness. The two classes have different voting rights, with holders of Class A Common Stock entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on all matters submitted to a vote of stockholders. The Company uses the two-class method for calculating net earnings per share (“EPS”). Basic and diluted net EPS of Class A Common Stock and Class B Common Stock are identical. The shares of Class B Common Stock are convertible at any time at the option of the holder into shares of Class A Common Stock on a share-for-share basis. In addition, shares of Class B Common Stock will be automatically converted into a like number of shares of Class A Common Stock upon transfer to any person or entity who is not a permitted transferee.

During the years ended December 31, 2023, 2022 and 2021 certain Class B stockholders converted 627,632, 128,530 and 77,562 shares, respectively, of Class B Common Stock to Class A Common Stock.

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

The following table provides a summary of the Company’s stock repurchase activities:

	Year Ended December 31,
	2023	2022
Shares repurchased	3,197,345	1,926,781
Average cost per share	$50.06	$38.53
Total cost of shares repurchased (in thousands)	$160,064	$74,245

INCENTIVE AWARD PLAN

On April 6, 2023, the Company's Board of Directors adopted the 2023 Incentive Award Plan (the "2023 Plan"), which became effective upon approval by the Company's stockholders on June 12, 2023. The 2023 Plan superseded prior plans. Awards issued and outstanding under the prior plan vest in accordance with the original terms. A total of 7,500,000 shares of Class A Common Stock are reserved for issuance under the 2023 Plan, which provides for the grants of restricted stock, restricted stock units and various other types of equity awards as described in the plan to the employees, consultants, and directors of the Company. The 2023 Plan is administered by the Company's Board of Directors with respect to awards to non-employee directors and by the Company's Compensation Committee with respect to other eligible participants.

For the year ended December 31, 2023, the Company granted restricted stock with time-based vesting as well as performance-based awards. The performance-based awards include a market condition tied to the Company’s total shareholder return in relation to its peer companies as well as a financial performance condition tied to annual EPS growth. The vesting and ultimate payout of performance awards is determined at the end of the three-year performance period and can vary from zero to 200% based on actual results. As of December 31, 2023, a total of 6,523,913 shares remain available for grant as equity awards under the 2023 Plan if target levels are achieved for performance-based awards and 5,862,548 available if maximum levels are achieved.

The Company issued the following stock-based instruments:

	Year Ended December 31,
	2023		2022		2021
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value
Restricted stock	959,690	$46.24	1,446,550	$38.27	1,201,600	$42.88
Performance-based restricted stock	121,225	$43.34	116,250	$42.46	108,750	$38.95
Market-based restricted stock	121,225	$59.71	116,250	$58.85	108,750	$54.34

A summary of the status and changes of the Company’s unvested shares related to the Plan is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2020	3,112,023	35.06
Granted	1,419,100	43.46
Vested/Released	(1,252,108)	34.36
Cancelled	(25,699)	39.01
Unvested at December 31, 2021	3,253,316	38.97
Granted	1,679,050	39.98
Vested/Released	(1,423,531)	36.13
Cancelled	(84,933)	39.72
Unvested at December 31, 2022	3,423,902	40.62
Granted	1,202,140	47.31
Vested/Released	(1,119,837)	38.76
Cancelled	(43,500)	41.19
Unvested at December 31, 2023	3,462,705	43.54

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

The Company recognized, as part of general and administrative, compensation expense of $65.1 million, $57.3 million and $57.9 million for grants under the Plan for the years ended December 31, 2023, 2022, and 2021. Related excess tax expense (benefit) on stock compensation recorded in the consolidated statements of earnings, for the years ended December 31, 2023, 2022 and 2021, were $(0.9) million, $1.3 million, and $1.0 million. Nonvested shares generally vest over a graded vesting schedule from one to four years from the date of grant. For grants that have a service requirement, the Company accounts for forfeitures upon occurrence, rather than estimating the probability of forfeiture at the date of grant. Accordingly, the Company recognizes the full grant-date fair value of these awards on a straight-line basis throughout the requisite service period, reversing any expense if, and only if, there is a forfeiture. There was $80.4 million of unrecognized compensation cost related to nonvested common shares as of December 31, 2023, which is expected to be recognized over a weighted-average period of 1.34 years. The total fair value of shares vested during the years ended December 31, 2023, 2022 and 2021 was $43.4 million, $51.4 million and $43.1 million.

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

For the years ended December 31, 2023, 2022 and 2021, the Company recognized $2.9 million, $2.6 million, and $2.2 million of ESPP stock compensation expense. Under the 2018 ESPP, the Company received approximately $9.4 million, $8.1 million and $7.3 million, and issued 242,166, 243,166 and 225,665 shares, for the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, there were 3,573,580 shares available for sale under the 2018 ESPP.

(9)
Earnings Per Share

Basic EPS and diluted EPS are calculated by dividing net earnings by the following: for basic EPS, the weighted-average number of common shares outstanding for the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive common shares using the treasury stock method.

The calculation of EPS is as follows:

	Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Net earnings attributable to Skechers U.S.A., Inc.	$545,799	$373,028	$741,503

Weighted-average common shares outstanding, basic	154,533	155,627	155,539
Dilutive effect of nonvested shares	1,723	981	1,255
Weighted-average common shares outstanding, diluted	156,256	156,608	156,794
Anti-dilutive common shares excluded above	5	37	5
Net earnings attributable to Skechers U.S.A., Inc. per common share:
Basic	$3.53	$2.40	$4.77
Diluted	$3.49	$2.38	$4.73

(10)
Income Taxes

The Company’s earnings before income tax expense consists of the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
U.S. operations	$16,740	$(48,311)	$71,900
Foreign operations	784,132	570,568	497,857
Earnings before income taxes	$800,872	$522,257	$569,757

Income tax consists of the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Current
Federal	$16,839	$256	$34,288
State	7,986	9,564	7,268
Foreign	130,655	84,904	102,062
	155,480	94,724	143,618
Deferred
Federal	(2,079)	7,043	(27,074)
State	(4,598)	(1,287)	(4,481)
Foreign	2,146	(7,385)	(357,938)
	(4,531)	(1,629)	(389,493)
Income tax expense (benefit)	$150,949	$93,095	$(245,875)

Income taxes differ from the statutory tax rates as applied to earnings before income taxes as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Expected income tax expense	$168,183	$109,674	$119,649
State income tax, net of federal benefit	(832)	(1,597)	(172)
Rate differential on foreign income	(27,931)	(49,175)	(24,615)
Change in unrecognized tax benefits	3,841	12,310	11,538
Intra-entity intellectual property transfer	—	(3,232)	(346,776)
FDII deduction	—	—	(10,695)
Non-deductible compensation	14,397	13,668	8,693
Tax credits	(6,813)	(7,544)	(7,547)
Excess tax expense (benefit) on stock compensation	(854)	1,305	976
Benefits provided by the Coronavirus Aid, Relief, and Economic Security Act	—	—	(905)
U.S. tax on foreign earnings	8,180	7,611	—
Other	(5,235)	217	(927)
Change in valuation allowance	(1,987)	9,858	4,906
Income tax expense (benefit)	$150,949	$93,095	$(245,875)
Effective tax rate	18.8%	17.8%	(43.2)%

The Company’s income tax expense (benefit) and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the non-U.S. jurisdictions in which the Company has operations, the applicable statutory rates are generally lower than in the U.S., ranging from 0% to 35%. The Company’s income tax expense (benefit) was calculated using the applicable rate for each jurisdiction applied to the Company’s pre-tax earnings (loss) while the Company’s effective tax rate is calculated by dividing income tax expense (benefit) by earnings before income taxes. For 2023, the effective tax rate was lower than the U.S. federal and state combined statutory rate of approximately 25.1%, primarily due to tax benefits related to earnings from foreign operations in jurisdictions imposing either lower tax rates on corporate earnings or no corporate income tax.

The Company is subject to a tax on global intangible low-taxed income (“GILTI”). GILTI taxes foreign income in excess of a deemed return on tangible assets of foreign corporations and is treated as a period cost.

The tax effects of temporary differences giving rise to deferred tax assets and liabilities are presented below:

	As of December 31,
(in thousands)	2023	2022
Deferred tax assets
Inventory adjustments	$9,413	$10,810
Accrued expenses	109,510	99,185
Allowances for bad debts and chargebacks	5,648	4,728
Advance payment	—	6,339
Intra-entity IP transfer	330,545	343,106
Section 174 Capitalized Costs	43,130	15,721
Loss carryforwards	46,021	50,558
Business credit carryforward	22,571	25,289
Share-based compensation	10,486	7,725
Operating lease liabilities	338,389	317,449
Valuation allowance	(56,334)	(58,321)
Total deferred tax assets	859,379	822,589
Deferred tax liabilities
Prepaid expenses	3,873	5,073
Right-of-use assets	338,389	317,449
Foreign intangibles	16,116	6,970
Depreciation on property, plant and equipment	63,021	47,563
Total deferred tax liabilities	421,399	377,055
Net deferred tax assets	$437,980	$445,534

At December 31, 2023, combined foreign net operating loss carry-forwards were approximately $157.0 million of which $1.2 million expire in 2024 and $40.9 million can be carried forward indefinitely. A valuation allowance of $56.3 million is recorded for the amount of deferred tax assets which is not likely to be fully utilized. The $2.0 million decrease in the valuation allowance primarily relates to decreases in deferred tax assets in certain foreign non-benefited loss jurisdictions.

U.S. federal tax credit carry-forward at December 31, 2023 was $5.0 million. State tax credit and net operating loss carry-forwards at December 31, 2023 were $27.2 million and $53.8 million. The state tax credit carries forward indefinitely and the net operating loss carry-forward amounts begin to expire in 2033. No valuation allowance has been recorded, as the Company believes they will be fully utilized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of December 31,
(in thousands)	2023	2022
Beginning balance	$41,247	$66,951
Additions for current year tax positions	4,530	5,345
Additions for prior year tax positions	1,379	4,616
Reductions for prior year tax positions	—	(674)
Settlement of uncertain tax positions	(1,722)	(32,954)
Reductions related to lapse of statute of limitations	(2,218)	(2,037)
Ending balance	$43,216	$41,247

Current unrecognized tax benefits are recorded as a reduction in prepaid expense and included in tax expense when recorded. Long-term unrecognized tax benefits are recorded as an increase in long-term taxes payable with a portion included in tax expense and a portion recorded as a reduction in deferred tax liabilities when recorded. If recognized, $37.4 million of unrecognized tax benefits would be recorded as a reduction in income tax expense, and $5.8 million would be recorded as a net increase in deferred tax liabilities.

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

As of December 31, 2023, our U.S. federal tax returns are under investigation for fiscal years ended December 31, 2015, 2018, 2019 and 2020 by the Internal Revenue Service. We are unable to determine the impact of this examination due to the audit process having not been completed. As of December 31, 2023, the Company’s tax filings are generally subject to examination in most foreign jurisdictions for years ending on or after December 31, 2019, and in several Asian and European tax jurisdictions for years ending on or after December 31, 2013. During the year, the Company reduced the balance of unrecognized tax benefits by $2.2 million as a result of expiring statutes and $1.7 million from the settlements and decision on a foreign tax ruling. It is reasonably possible that certain foreign statutes will expire and certain domestic audits will be settled during the next twelve months which would reduce the balance of 2023 and prior year unrecognized tax benefits by $0.3 million and $11.9 million.

The Company estimates interest and penalties related to income tax matters which are included in income tax expense (benefits). Amounts were $2.3 million, $ (1.9) million, and $3.6 million for the years ended December 31, 2023, 2022, and 2021. Accrued interest and penalties were $6.4 million and $4.2 million as of December 31, 2023 and 2022.

The Company’s cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet the Company’s liquidity needs in the U.S. for the next twelve months. However, the Company may repatriate certain funds held outside the U.S. for which all applicable U.S. and non-U.S. tax has been fully provided as of December 31, 2023. The Company has provided for the tax impact of expected distributions from its joint venture in China as well as from its subsidiary in Chile to its intermediate parent company in Switzerland. Otherwise, because of the need for cash for operating capital and continued overseas expansion, the Company does not foresee the need for any of its other foreign subsidiaries to distribute funds up to an intermediate foreign parent company in any form of taxable dividend. Under current applicable tax laws, if the Company chooses to repatriate some or all of the funds the Company has designated as indefinitely reinvested outside the U.S., the amount repatriated would not be subject to federal income tax but may be subject to applicable non-U.S. income and withholding taxes, and to certain state income taxes. In addition to certain tax restrictions, our joint venture in China has limitations on its distribution of earnings, as local law currently requires it to maintain $27.5 million of its earnings in a statutory reserve.

(11)
Employee Benefit Plans

The Company has a 401(k) profit sharing plan covering U.S. employees who are 21 years of age. The Company’s contribution is based on a non-discretionary match as defined by the plan which vests immediately. The Company made contributions of $6.5 million, $4.2 million, and $4.7 million to the plan for the years ended December 31, 2023, 2022, and 2021.

The Skechers U.S.A., Inc. Deferred Compensation Plan allows eligible employees to defer compensation up to a maximum amount to a future date on a nonqualified basis. The Plan provides for the Company to make discretionary contributions to participating employees as determined by the Company’s Compensation Committee. No contributions were made for the years ended December 31, 2023, and 2022 and $0.1 million was contributed for the year ended December 31, 2021. Deferred compensation is recognized based on the fair value of the participants’ accounts.

(12)
Related Party Transactions

The Skechers Foundation (the “Foundation”) is a 501(c)(3) non-profit entity and not a subsidiary or otherwise affiliated with the Company. The Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer, are officers and directors of the Foundation. During the years ended December 31, 2023, 2022, and 2021, the Company made contributions of $2.0 million, $2.0 million, and $3.0 million to the Foundation.

The Company had receivables from officers and employees of $0.6 million and $1.9 million at December 31, 2023 and 2022. These amounts relate to travel advances, incidental personal purchases on Company-issued credit cards and employee loans. These receivables are short-term and are expected to be repaid within a reasonable period of time.

(13)
Segment and Geographic Information

The Company has two reportable segments, Wholesale and Direct-to-Consumer. Management evaluates segment performance based primarily on sales and gross margin. Other costs and expenses of the Company are analyzed on an aggregate basis and not allocated to the segments. The following summarizes the Company’s operations by segment and geographic area:

Segment Information

	Year Ended December 31,
(in thousands)	2023	2022	2021
Wholesale sales	$4,504,776	$4,632,429	$3,758,640
Gross profit	1,846,819	1,669,276	1,437,517
Gross margin	41.0%	36.0%	38.2%

Direct-to-Consumer sales	$3,495,566	$2,812,121	$2,551,547
Gross profit	2,305,585	1,846,081	1,686,854
Gross margin	66.0%	65.6%	66.1%

Total sales	$8,000,342	$7,444,550	$6,310,187
Gross profit	4,152,404	3,515,357	3,124,371
Gross margin	51.9%	47.2%	49.5%

	As of December 31,
(in thousands)	2023	2022
Identifiable assets
Wholesale	$3,607,537	$3,682,860
Direct-to-Consumer	3,939,814	3,210,627
Total	$7,547,351	$6,893,487

	Year Ended December 31,
(in thousands)	2023	2022	2021
Additions to property, plant and equipment
Wholesale	$225,217	$255,311	$245,008
Direct-to-Consumer	98,505	103,681	64,666
Total	$323,722	$358,992	$309,674

Geographic Information

	Year Ended December 31,
(in thousands)	2023	2022	2021
Geographic sales
Domestic Wholesale	$1,567,806	$1,831,642	$1,448,339
Domestic Direct-to-Consumer	1,482,392	1,243,511	1,115,018
Total domestic sales	3,050,198	3,075,153	2,563,357

International Wholesale	2,936,970	2,800,787	2,310,302
International Direct-to-Consumer	2,013,174	1,568,610	1,436,528
Total international sales	4,950,144	4,369,397	3,746,830

Total sales	$8,000,342	$7,444,550	$6,310,187

Regional Sales
Americas (AMER)	$3,945,735	$3,854,392	$3,152,304
Europe, Middle East & Africa (EMEA)	1,831,848	1,699,215	1,282,902
Asia Pacific (APAC)	2,222,759	1,890,943	1,874,981
Total sales	$8,000,342	$7,444,550	$6,310,187

China sales	$1,228,630	$1,062,724	$1,247,949

	As of December 31,
(in thousands)	2023	2022
Property, plant and equipment, net
Domestic	$957,569	$870,924
International	549,121	474,446
Total	$1,506,690	$1,345,370

China property plant and equipment, net	$286,854	$264,422

The Company’s sales to its five largest customers accounted for approximately 8.4%, 9.6%, and 8.6% of total sales for the years ended December 31, 2023, 2022 and 2021.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the U.S. were $5.1 billion and $4.4 billion at December 31, 2023 and December 31, 2022.

The Company performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable generally do not require collateral. Foreign accounts receivable are generally collateralized by letters of credit. The Company’s additions to the provision for expected credit losses for the year ended December 31, 2023, 2022, and 2021 were $3.9 million, $5.3 million, and $3.3 million.

The Company’s accounts receivables, excluding allowances for bad debts and chargebacks, by geography are summarized as follows:

	As of December 31,
(in thousands)	2023	2022
Domestic Accounts Receivable	$276,918	$310,138
International Accounts Receivable	641,249	597,621

The Company’s top five manufacturers produced the following:

	Year Ended December 31,
(percentage of total production)	2023	2022	2021
Manufacturer #1	21.4	16.5	18.0
Manufacturer #2	7.5	7.0	5.3
Manufacturer #3	6.7	5.2	4.8
Manufacturer #4	5.6	5.2	4.6
Manufacturer #5	4.5	5.1	4.4
	45.7	39.0	37.1

(14)
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

On May 31, 2023, the Company acquired 100% of the equity interests of Sports Connection Holdings ApS (“Sports Connection”), a Denmark-based company and a former distributor, to further broaden our reach in Europe. The total consideration is approximately $83.7 million and consisted of an initial cash payment of $74.8 million, the settlement of pre-existing receivables of $1.7 million and a contingent consideration payable of up to $7.5 million, subject to the acquiree achieving certain 2023 financial results, and reduced by a working capital adjustment of $0.3 million. On the acquisition date, we recorded intangible assets of $54.4 million, goodwill of $7.7 million and other net assets of $21.6 million. The intangible assets have an estimated life of 7 years and are primarily related to reacquired rights. The acquisition is a non-taxable business combination and goodwill is not deductible for tax purposes.

The results of Sports Connection's operations have been included in, but are not material to, the Company's consolidated results of operations since the date of acquisition. Unaudited supplemental pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company's consolidated financial statements. One-time acquisition related costs of $1.6 million were expensed as general and administrative expenses as incurred.

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods and that such information is accumulated and communicated to allow timely decisions regarding required disclosures. As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, management concluded that our disclosure controls and procedures are not effective as a result of a material weakness in internal controls over financial reporting described below. Notwithstanding the material weakness, our management has concluded that the consolidated financial statements fairly present, in all material respects, its financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

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
(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

With the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting is not effective as of December 31, 2023. We reviewed the results of management’s assessment with the Audit Committee of our Board.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting related to the information technology general controls related to segregation of duties within an information system relevant to the preparation of the Company’s consolidated financial statements.

Under the direction of the Audit Committee, our management has begun the process of designing and implementing effective internal control measures to remediate the material weakness. These efforts will include:

•
Rationalizing user access roles and privileges;
•
Implementing user activity monitoring; and
•
Formalizing additional compensating control activities over the completeness and accuracy of data provided by the affected system.

The material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. We will monitor the effectiveness of the remediation plan and refine the remediation plan as appropriate.

Our independent registered public accountants, BDO USA, P.C., who audited the consolidated financial statements included in this annual report on Form 10-K, has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023, which is set forth below.

Inherent Limitations on Effectiveness of Controls

Our management, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Assessments of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements as a result of error or fraud may occur and not be detected.

Changes in internal control over financial reporting

Other than the material weakness noted above, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the fourth quarter of 2023.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Skechers U.S.A., Inc.

Manhattan Beach, California

Opinion on Internal Control over Financial Reporting

We have audited Skechers U.S.A., Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the accompanying index and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain effective information technology general controls related to segregation of duties within the information system relevant to the preparation of the Company’s consolidated financial statements has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated February 28, 2024, on those financial statements.

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

/s/ BDO USA, P.C.

Los Angeles, California

February 28, 2024

Item 9B. Other Information

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b-1 trading agreement” or “non-Rule 10b-1 trading agreement” as each such term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2023 fiscal year.

Item 11. Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2023 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2023 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2023 fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2023 fiscal year.

PART IV

Item 15. Exhibit and Financial Statement Schedules

1.
Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.
2.
Financial Statement Schedule.

Schedule II - Valuation and Qualifying Account

(in thousands)	Balance at Beginning of Year	Costs Charged to Expenses	Deductions and Write-offs	Balance at End of Year
Year-ended December 31, 2021
Allowance for chargebacks	$26,674	$45,957	$(32,497)	$40,134
Allowance for doubtful accounts	21,888	10,551	(9,889)	22,550
Liability for sales returns and allowances	77,219	6,263	(14,538)	68,944
Reserve for inventory	8,220	24,899	(25,608)	7,511
Year-ended December 31, 2022
Allowance for chargebacks	$40,134	$25,558	$(29,275)	$36,417
Allowance for doubtful accounts	22,550	6,804	(6,299)	23,055
Liability for sales returns and allowances	68,944	5,444	(13,906)	60,482
Reserve for inventory	7,511	31,825	(21,606)	17,730
Year-ended December 31, 2023
Allowance for chargebacks	$36,417	$24,076	$(27,190)	$33,303
Allowance for doubtful accounts	23,055	3,665	(2,156)	24,564
Liability for sales returns and allowances	60,482	20,798	(312)	80,968
Reserve for inventory	17,730	29,703	(30,524)	16,909

See accompanying report of independent registered public accounting firm

Index to Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation dated April 29, 1999 (incorporated by reference to exhibit number 3.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2015).

3.1(a)

Amendment to Amended and Restated Certificate of Incorporation dated September 24, 2015 (incorporated by reference to exhibit number 3.2 of the Registrant’s Form 10-Q for the quarter ended September 30, 2015).

3.1(b)

Second Amendment to Amended and Restated Certificate of Incorporation dated June 12, 2023 (incorporated by reference to exhibit number 3.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2023).

3.2	Bylaws dated May 28, 1998 (incorporated by reference to exhibit number 3.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed on July 29, 1998).

3.2(a)	Amendment to Bylaws dated as of April 8, 1999 (incorporated by reference to exhibit number 3.2(a) of the Registrant’s Form 10-K for the year ended December 31, 2005).

3.2(b)	Second Amendment to Bylaws dated as of December 18, 2007 (incorporated by reference to exhibit number 3.1 of the Registrant’s Form 8-K filed on December 20, 2007).

3.2(c)	Third Amendment to Bylaws dated as of May 15, 2019 (incorporated by reference to exhibit number 3.1 of the Registrant’s Form 8-K filed on May 17, 2019).

3.2(d)	Fourth Amendment to Bylaws dated as of March 9, 2023 (incorporated by reference to exhibit number 3.1 of the Registrant’s Form 8-K filed on March 15, 2023).

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

10.4*

Form of Restricted Stock Award Agreement (Time-based Vesting) under 2017 Incentive Award Plan (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-K for the year ended December 31, 2017).

10.5*

Form of Restricted Stock Award Agreement (Performance-based Vesting) under 2017 Incentive Award Plan (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-K filed for the year ended December 31, 2020).

10.6*	2023 Incentive Award Plan (incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed on May 1, 2023).

10.7*	Form of Restricted Stock Unit Agreement under 2023 Incentive Award Plan.

10.8*	2018 Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed on May 1, 2017).

10.9

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

10.12*

Employment Agreement, executed May 23, 2019, effective as of January 1, 2019, between the Registrant and Michael Greenberg (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed on May 24, 2019).

10.13*

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

Exhibit Number	Description

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

10.20(a)

First Amendment to Credit Agreement dated March 23, 2021, by and among the Registrant, and Bank of America, N.A., HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A. and other lenders (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 10-Q (File No.001-14429) for the quarter ended March 31, 2021).

10.20(b)

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

10.22

Reaffirmation Agreement dated December 15, 2021 by and among Skechers USA Retail, LLC, a California limited liability company and wholly owned subsidiary of the Registrant, and Bank of America N.A. (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with Securities and Exchange Commission on December 16, 2021).

10.23

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

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1***	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy for Recovery of Erroneously Awarded Compensation

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with embedded Linkbases Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California on the 28th day of February 2024.

SKECHERS U.S.A., INC.

By:	/s/ Robert Greenberg
Robert Greenberg
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Greenberg	Chairman of the Board and Chief Executive Officer	February 28, 2024
Robert Greenberg	(Principal Executive Officer)

/s/ Michael Greenberg	President and Director	February 28, 2024
Michael Greenberg

/s/ David Weinberg	Executive Vice President, Chief Operating Officer,	February 28, 2024
David Weinberg	and Director

/s/ John Vandemore	Chief Financial Officer	February 28, 2024
John Vandemore	(Principal Financial and Accounting Officer)

/s/ Katherine Blair	Director	February 28, 2024
Katherine Blair

/s/ Morton D. Erlich	Director	February 28, 2024
Morton D. Erlich

/s/ Zulema Garcia	Director	February 28, 2024
Zulema Garcia

/s/ Yolanda Macias	Director	February 28, 2024
Yolanda Macias

/s/ Richard Siskind	Director	February 28, 2024
Richard Siskind