Form 10-Q
period 2024-03-31
SKECHERS USA INC
filed 2024-05-03
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 26, 2024 132,395,249 shares of the registrant’s Class A Common Stock, $0.001 par value per share, were outstanding.

As of April 26, 2024 20,121,358 shares of the registrant’s Class B Common Stock, $0.001 par value per share, were outstanding.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
(in thousands, except par value)	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$1,020,458	$1,189,910
Short-term investments	88,564	72,595
Trade accounts receivable, less allowances of $57,021 and $57,867	1,158,384	860,300
Other receivables	76,632	82,253
Inventory	1,360,630	1,525,409
Prepaid expenses and other	225,726	222,137
Total current assets ($1,273,167 and $1,252,372 related to VIEs)	3,930,394	3,952,604
Property, plant and equipment, net	1,519,463	1,506,690
Operating lease right-of-use assets	1,298,349	1,276,171
Deferred tax assets	447,085	450,574
Long-term investments	143,503	123,996
Goodwill	101,230	101,230
Other assets, net	127,416	136,086
Total non-current assets ($642,570 and $641,879 related to VIEs)	3,637,046	3,594,747
TOTAL ASSETS	$7,567,440	$7,547,351
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$828,824	$1,008,001
Accrued expenses	302,213	320,105
Operating lease liabilities	277,733	274,296
Current installments of long-term borrowings	233,756	46,571
Short-term borrowings	—	11,894
Total current liabilities ($690,370 and $600,337 related to VIEs)	1,642,526	1,660,867
Long-term operating lease liabilities	1,122,157	1,108,110
Long-term borrowings	112,536	242,944
Deferred tax liabilities	12,167	12,594
Other long-term liabilities	124,363	122,794
Total non-current liabilities ($201,013 and $329,219 related to VIEs)	1,371,223	1,486,442
Total liabilities	3,013,749	3,147,309
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred Stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.001 par value; 500,000 shares authorized; 132,333 and 132,837 shares issued and outstanding	132	133
Class B Common Stock, $0.001 par value; 75,000 shares authorized; 20,182 and 20,182 shares issued and outstanding	20	20
Additional paid-in capital	228,594	295,847
Accumulated other comprehensive loss	(86,020)	(73,388)
Retained earnings	4,003,352	3,796,730
Skechers U.S.A., Inc. equity	4,146,078	4,019,342
Noncontrolling interests	407,613	380,700
Total stockholders' equity	4,553,691	4,400,042
TOTAL LIABILITIES AND EQUITY	$7,567,440	$7,547,351

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Sales	$2,251,587	$2,001,928
Cost of sales	1,069,953	1,023,349
Gross profit	1,181,634	978,579
Operating expenses
Selling	156,501	128,560
General and administrative	726,335	626,442
Total operating expenses	882,836	755,002
Earnings from operations	298,798	223,577
Other (expense) income	(2,050)	9,923
Earnings before income taxes	296,748	233,500
Income tax expense	56,370	43,216
Net earnings	240,378	190,284
Less: Net earnings attributable to noncontrolling interests	33,756	29,841
Net earnings attributable to Skechers U.S.A., Inc.	$206,622	$160,443
Net earnings per share attributable to Skechers U.S.A., Inc.
Basic	$1.35	$1.03
Diluted	$1.33	$1.02
Weighted-average shares used in calculating net earnings per share attributable to Skechers U.S.A., Inc.
Basic	152,918	155,140
Diluted	155,119	156,755

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Net earnings	$240,378	$190,284
Other comprehensive income, net of tax
Net unrealized loss on derivative contract	(639)	(1,416)
(Loss) gain on foreign currency translation adjustment	(18,436)	6,851
Comprehensive income	221,303	195,719
Less: Comprehensive income attributable to noncontrolling interests	27,313	30,596
Comprehensive income attributable to Skechers U.S.A., Inc.	$193,990	$165,123

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Equity

(Unaudited)

	Shares		Amount			Accumulated
(in thousands)	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid–in capital	other comprehensive loss	Retained earnings	Skechers U.S.A., Inc. equity	Noncontrolling interests	Total stockholders' equity
Balance at December 31, 2023	132,837	20,182	$133	$20	$295,847	$(73,388)	$3,796,730	$4,019,342	$380,700	$4,400,042
Net earnings	—	—	—	—	—	—	206,622	206,622	33,756	240,378
Foreign currency translation adjustment	—	—	—	—	—	(12,632)	—	(12,632)	(5,804)	(18,436)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(400)	(400)
Net unrealized loss on derivative contract	—	—	—	—	—	—	—	—	(639)	(639)
Stock compensation expense	—	—	—	—	20,693	—	—	20,693	—	20,693
Shares issued under the incentive award plan	960	—	1	—	(1)	—	—	—	—	—
Shares redeemed for employee tax withholdings	(470)	—	(1)	—	(27,926)	—	—	(27,927)	—	(27,927)
Repurchases of common stock	(994)	—	(1)	—	(60,019)	—	—	(60,020)	—	(60,020)
Balance at March 31, 2024	132,333	20,182	$132	$20	$228,594	$(86,020)	$4,003,352	$4,146,078	$407,613	$4,553,691

Balance at December 31, 2022	134,473	20,810	$134	$21	$403,799	$(84,897)	$3,250,931	$3,569,988	$301,598	$3,871,586
Net earnings	—	—	—	—	—	—	160,443	160,443	29,841	190,284
Foreign currency translation adjustment	—	—	—	—	—	4,680	—	4,680	2,171	6,851
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(750)	(750)
Net unrealized loss on derivative contract	—	—	—	—	—	—	—	—	(1,416)	(1,416)
Stock compensation expense	—	—	—	—	14,252	—	—	14,252	—	14,252
Shares issued under the incentive award plan	225	—	—	—	—	—	—	—	—	—
Shares redeemed for employee tax withholdings	(99)	—	—	—	(4,498)	—	—	(4,498)	—	(4,498)
Repurchases of common stock	(676)	—	(1)	—	(30,013)	—	—	(30,014)	—	(30,014)
Conversion of Class B Common Stock into Class A Common Stock	336	(336)	1	(1)	—	—	—	—	—	—
Balance at March 31, 2023	134,259	20,474	$134	$20	$383,540	$(80,217)	$3,411,374	$3,714,851	$331,444	$4,046,295

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net earnings	$240,378	$190,284
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	49,325	41,424
Provision for bad debts and returns	12,749	9,792
Stock compensation	20,693	14,252
Deferred income taxes	3,648	(6,146)
Net foreign currency adjustments	4,929	(9,605)
Changes in operating assets and liabilities
Receivables	(322,773)	(185,430)
Inventory	147,535	325,478
Other assets	(37,635)	(76,533)
Accounts payable	(162,862)	(70,945)
Other liabilities	6,407	2,549
Net cash provided by (used in) operating activities	(37,606)	235,120
Cash flows from investing activities
Capital expenditures	(57,087)	(71,213)
Purchases of investments	(65,065)	(37,942)
Proceeds from sales and maturities of investments	29,589	40,356
Net cash used in investing activities	(92,563)	(68,799)
Cash flows from financing activities
Repayments on long-term borrowings	(904)	(3,875)
Proceeds from long-term borrowings	57,679	14,947
Net (repayments on) proceeds from short-term borrowings	(11,894)	10,836
Payments for employee taxes related to stock compensation	(27,927)	(4,498)
Repurchases of common stock	(60,020)	(30,014)
Distributions to noncontrolling interests	(400)	(750)
Net cash used in financing activities	(43,466)	(13,354)
Effect of exchange rate changes on cash and cash equivalents	4,183	(8,660)
Net change in cash and cash equivalents	(169,452)	144,307
Cash and cash equivalents at beginning of the period	1,189,910	615,733
Cash and cash equivalents at end of the period	$1,020,458	$760,040

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$4,630	$4,910
Income taxes, net	28,295	25,687
Non-cash transactions
Right-of-use assets exchanged for lease liabilities	105,285	86,643

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)
General

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Skechers U.S.A., Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S‑X. In the opinion of management, all normal adjustments and accruals considered necessary to provide a fair statement of the results of operations for the interim periods presented have been included. The December 31, 2023 balance sheet data was derived from audited financial statements; however, the accompanying notes to condensed consolidated financial statements do not include all of the annual disclosures required under GAAP and should be read in conjunction with the Company’s 2023 Annual Report on Form 10-K.

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

The Company’s Level 1 investments primarily include money market funds, United States (“U.S.”) Treasury securities and actively traded mutual funds; Level 2 investments primarily include corporate notes and bonds, asset-backed securities and U.S. Agency securities; and the Company does not currently have any Level 3 assets or liabilities. The Company has one Level 2 derivative instrument which is an interest rate swap (see Note 4 – Financial Commitments) classified as prepaid expenses and other at March 31, 2024 and as other assets, net at December 31, 2023. The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. Credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

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

DERIVATIVE INSTRUMENTS

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Company uses an interest rate swap as part of its interest rate risk management strategy. The Company’s interest rate swap, designated as a cash flow hedge, involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. By utilizing an interest rate swap, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of March 31, 2024, all counterparties to the interest rate swap had performed in accordance with their contractual obligations.

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

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. We are currently evaluating the disclosure impact of ASU 2023-09.

RecentLY ADOPTED Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01 Leases (Topic 842): Common Control Arrangements, which requires all lessees to amortize leasehold improvements associated with common control leases over their useful life to the common control group. The Company adopted ASU 2023-01 on January 1, 2024, and the adoption of this ASU did not have a material impact on its condensed consolidated financial statements.

(2)
Cash, Cash Equivalents, Short-term and Long-term Investments

The following tables show the Company’s cash, cash equivalents, short-term and long-term investments by significant investment category:

	As of March 31, 2024
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$989,632	$989,632	$989,632	$—	$—
Level 1
Money market funds	12,646	12,646	12,646	—	—
U.S. Treasury securities	19,301	19,301	4,997	12,833	1,471
Mutual funds	N/A	6,391	—	—	6,391
Total level 1	31,947	38,338	17,643	12,833	7,862
Level 2
Corporate notes and bonds	121,604	121,604	13,183	57,864	50,557
Asset-backed securities	19,853	19,853	—	1,199	18,654
U.S. Agency securities	23,506	23,506	—	16,668	6,838
Total level 2	164,963	164,963	13,183	75,731	76,049
Total	$1,186,542	$1,192,933	$1,020,458	$88,564	$83,911

	As of December 31, 2023
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$972,278	$972,278	$972,278	$—	$—
Level 1
Money market funds	176,317	176,317	176,317	—	—
U.S. Treasury securities	39,769	39,769	29,942	9,827	—
Mutual funds	N/A	8,535	—	—	8,535
Total level 1	216,086	224,621	206,259	9,827	8,535
Level 2
Corporate notes and bonds	97,795	97,795	9,374	50,949	37,472
Asset-backed securities	11,159	11,159	—	—	11,159
U.S. Agency securities	27,269	27,269	1,999	11,819	13,451
Total level 2	136,223	136,223	11,373	62,768	62,082
Total	$1,324,587	$1,333,122	$1,189,910	$72,595	$70,617

The Company’s investments consist of U.S. Treasury securities, corporate notes and bonds, asset-backed securities and U.S. agency securities, which the Company has the intent and ability to hold to maturity and therefore are classified as held-to-maturity. The Company holds mutual funds in its deferred compensation plan which are classified as trading securities. The Company may sell certain of its investments prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s long-term investments are less than two years. The Company minimizes the potential risk of principal loss by investing in highly-rated securities and limiting the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio. Included in long-term investments on the Condensed Consolidated Balance Sheets are company owned life insurance contracts of $59.6 million and $53.4 million at March 31, 2024 and December 31, 2023. Interest income was $8.5 million and $2.6 million for three months ended March 31, 2024 and 2023.

When evaluating an investment for its current expected credit losses, the Company reviews factors such as historical experience with defaults, losses, credit ratings, term and macroeconomic trends, including current conditions and forecasts to the extent they are reasonable and supportable.

(3)
Accrued Expenses

Accrued expenses were as follows:

	As of	As of
(in thousands)	March 31, 2024	December 31, 2023
Accrued payroll, taxes, and other	$177,694	$166,132
Return reserve liability	90,038	80,968
Accrued inventory purchases	34,481	73,005
Accrued expenses	$302,213	$320,105

(4)
Financial Commitments

The Company had $32.4 million and $32.5 million letters of credit at March 31, 2024 and December 31, 2023, and $11.9 million in short-term borrowings at December 31, 2023. Interest expense was $4.7 million and $5.1 million for the three months ended March 31, 2024 and 2023.

Long-term borrowings were as follows:

	As of	As of
(in thousands)	March 31, 2024	December 31, 2023
HF-T1 Distribution Center Loan	$129,505	$129,505
HF-T2 Distribution Center Construction Loan	73,017	73,017
China Distribution Center Expansion Construction Loan	39,496	40,330
China Operational Loans	103,908	46,228
Other	366	435
Subtotal	346,292	289,515
Less: Current installments	233,756	46,571
Total long-term borrowings	$112,536	$242,944

Revolving Credit Facility

The Company maintains a revolving credit facility which allows for a senior unsecured credit facility of $750.0 million, which may be increased by up to $250.0 million under certain conditions and provides for the issuance of letters of credit up to a maximum of $100.0 million and swingline loans up to a maximum of $50.0 million. The expiration date is December 15, 2026. At March 31, 2024 and December 31, 2023, there was no outstanding balance under the revolving credit facility. The unused credit capacity was $746.9 million at March 31, 2024 and December 31, 2023.

The Company is required to maintain a maximum total adjusted net leverage ratio of 3.75:1, except in the event of an acquisition in which case the ratio may be increased at the Company’s election to 4.25:1 for the quarter in which such acquisition occurs and for the next three quarters thereafter. The Company was in compliance with the financial covenants at March 31, 2024.

Additionally, the Company maintains various credit facilities within our international market with an aggregate capacity of approximately $117.3 million that is available for working capital needs and issuance of letters of credit. At March 31, 2024, there were no borrowings outstanding under these credit facilities. At December 31, 2023, we had $11.9 million of borrowings outstanding under these credit facilities included in short-term borrowings.

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

The Interest Rate Swap involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At March 31, 2024 and December 31, 2023, the Interest Rate Swap had an aggregate notional amount of $129.5 million. Under the terms of the Swap Agreement Amendment, the Company will pay a weighted-average fixed rate of 0.778% on the notional amount and receive payments from the counterparty based on the 30-day SOFR rate, effectively modifying the Company’s exposure to interest rate risk by converting floating-rate debt to a fixed rate of 2.63%. At March 31, 2024, the outstanding balance under the HF-T1 2020 Loan is classified as current installments of long-term borrowings.

HF-T2 Distribution Center Construction Loan

On April 3, 2020, the JV, through HF Logistics-SKX T2, LLC, a wholly-owned subsidiary of the JV (“HF-T2”), entered into a construction loan agreement of up to $73.0 million with Bank of America, N.A. to expand the North American distribution center. The maturity date is April 3, 2025. The interest rate is based on the Bloomberg Short-Term Bank Yield Index Daily Floating Rate plus a margin of 190 basis points, reducing to 175 basis points upon substantial completion of the construction and certain other conditions being satisfied. The weighted-average annual interest rate on borrowings was 7.12% during the three months ended March 31, 2024. The obligations of the JV under this loan are guaranteed by TGD Holdings I, LLC, which is an affiliate of HF.

China Distribution Center Expansion Construction Loan

On October 18, 2022, the Company entered into a loan agreement for 1.1 billion yuan with Bank of China Co., Ltd to finance the construction of its distribution center expansion in China. Interest is paid quarterly. The interest rate at March 31, 2024 was 3.3% and may increase or decrease over the life of the loan, and will be evaluated every 12 months. This loan matures 10 years from the initial receipt of funds. Beginning in 2026, the principal of the loan will be repaid in semi-annual installments of variable amounts. The obligations of this loan entered through the Company’s Taicang Subsidiary are jointly and severally guaranteed by the Company’s China joint venture.

China Operational Loans

The Company has certain secured credit facilities to support the operations of its China joint venture. The interest rate was 2.60% per annum at March 31, 2024 and had interest rates ranging from 2.75% to 2.90% per annum at December 31, 2023. The outstanding balances under these working capital loans are classified as current installments of long-term borrowings.

(5)
Stockholders Equity and Stock Compensation

SHARE REPURCHASE PROGRAM

On January 31, 2022, the Company’s Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its Class A common stock, for an aggregate repurchase price not to exceed $500 million. The Share Repurchase Program expires on January 31, 2025 and does not obligate the Company to acquire any particular amount of shares. At March 31, 2024, there was $205.7 million remaining to repurchase shares under the Share Repurchase Program.

The following table provides a summary the Company’s stock repurchase activities:

	Three Months Ended March 31,
	2024	2023
Shares repurchased	994,215	676,190
Average cost per share	$60.37	$44.39
Total cost of shares repurchased (in thousands)	$60,020	$30,014

INCENTIVE AWARD PLAN

In the three months ended March 31, 2024, the Company granted restricted stock with time-based vesting as well as performance-based awards. The performance-based awards include a market condition tied to the Company’s total shareholder return (“TSR”) in relation to its peer companies as well as a financial performance condition tied to annual earnings per share (“EPS”) growth. The vesting and ultimate payout of performance awards is determined at the end of the three-year performance period and can vary from zero to 200% based on actual results. At March 31, 2024, there were 5,457,960 shares available for grant as equity awards under the 2023 Incentive Award Plan if target levels are achieved for performance-based awards and 4,873,510 if maximum levels are achieved.

The Company issued the following stock-based instruments:

	Three Months Ended March 31,
	2024		2023
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value
Restricted stock	1,136,710	$58.56	300,970	$43.77
Performance-based restricted stock	93,500	$60.64	121,225	$43.34
Market-based restricted stock	93,500	$78.80	121,225	$59.71

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

A summary of the status and changes of the Company’s unvested shares is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2023	3,462,705	$43.54
Granted	1,323,710	60.14
Vested	(960,016)	44.35
Cancelled	(11,600)	44.42
Performance Adjustment	224,809	46.87
Unvested at March 31, 2024	4,039,608	$48.97

For the three months ended March 31, 2024, shares were issued based on achievement of certain EPS and TSR metrics.

A summary of the payout for EPS and TSR grants is presented below:

	Three Months Ended March 31, 2024
	Target Shares	Payout Factor	Performance Adjustment
December 2020 EPS Grant	125,000	133%	41,665
December 2020 TSR Grant	125,000	162%	77,250
March 2021 EPS Grant	108,750	133%	36,250
March 2021 TSR Grant	108,750	164%	69,644
Total Performance Adjustments			224,809

For the three months ended March 31, 2024 and 2023, the Company recognized $19.7 million and $13.5 million of incentive stock compensation expense. At March 31, 2024, the unamortized stock compensation of $142.4 million is expected to be recognized over a weighted-average period of 1.66 years.

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

For the three months ended March 31, 2024 and 2023, the Company recognized $1.0 million and $0.7 million ESPP stock compensation expense. At March 31, 2024, there were 3,573,580 shares available for sale under the 2018 ESPP.

(6)
Earnings Per Share

Basic EPS and diluted EPS are calculated by dividing net earnings by the following: for basic EPS, the weighted-average number of common shares outstanding for the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive common shares using the treasury stock method.

The calculation of EPS is as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Net earnings attributable to Skechers U.S.A., Inc.	$206,622	$160,443

Weighted-average common shares outstanding, basic	152,918	155,140
Dilutive effect of nonvested shares	2,201	1,615
Weighted-average common shares outstanding, diluted	155,119	156,755
Anti-dilutive common shares excluded above	5	10
Net earnings per share attributable to Skechers U.S.A., Inc.
Basic	$1.35	$1.03
Diluted	$1.33	$1.02

(7)
Income Taxes

The tax provisions for the three months ended March 31, 2024 and 2023, were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which the Company has operations, the applicable statutory rates range from 0% to 35%, which is on average significantly lower than the U.S. federal and state combined statutory rate of 25%. The Company’s effective tax rate was 19.0% and 18.5% for the three months ended March 31, 2024 and 2023. For the quarter, the increase in the effective tax rate is the result of the mix of earnings across foreign jurisdictions.

Our U.S. federal tax returns are under examination by the Internal Revenue Service for fiscal years ended December 31, 2015 through December 31, 2022. We are unable to determine the impact of this examination due to the audit process having not been completed.

(8)
Related Party Transactions

The Skechers Foundation (the “Foundation”) is a 501(c)(3) non-profit entity and not a subsidiary or otherwise affiliated with the Company. The Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer, are officers and directors of the Foundation. On January 30, 2024, the Company's Audit Committee approved contributions of $2.0 million to the Foundation in 2024.

(9)
Segment and Geographic Information

The Company has two reportable segments, Wholesale and Direct-to-Consumer. Management evaluates segment performance based primarily on sales and gross margin. Other costs and expenses of the Company are analyzed on an aggregate basis and not allocated to the segments. The following summarizes the Company’s operations by segment and geographic area:

Segment Information

	Three Months Ended March 31,
(in thousands)	2024	2023
Wholesale sales	$1,421,698	$1,294,558
Gross profit	636,040	511,999
Gross margin	44.7%	39.6%

Direct-to-Consumer sales	$829,889	$707,370
Gross profit	545,594	466,580
Gross margin	65.7%	66.0%

Total sales	$2,251,587	$2,001,928
Gross profit	1,181,634	978,579
Gross margin	52.5%	48.9%

(in thousands)	As of March 31, 2024	As of December 31, 2023
Identifiable assets
Wholesale	$3,750,122	$3,607,537
Direct-to-Consumer	3,817,318	3,939,814
Total	$7,567,440	$7,547,351

	Three Months Ended March 31,
(in thousands)	2024	2023
Additions to property, plant and equipment
Wholesale	$32,763	$51,516
Direct-to-Consumer	24,324	19,697
Total	$57,087	$71,213

Geographic Information

	Three Months Ended March 31,
(in thousands)	2024	2023
Geographic sales
Domestic Wholesale	$475,950	$441,903
Domestic Direct-to-Consumer	322,854	298,963
Total domestic sales	798,804	740,866

International Wholesale	945,748	852,655
International Direct-to-Consumer	507,035	408,407
Total international sales	1,452,783	1,261,062

Total sales	$2,251,587	$2,001,928

Regional Sales
Americas (AMER)	$1,019,467	$945,931
Europe, Middle East & Africa (EMEA)	627,652	534,494
Asia Pacific (APAC)	604,468	521,503
Total sales	$2,251,587	$2,001,928

China sales	$319,514	$281,953

(in thousands)	As of March 31, 2024	As of December 31, 2023
Property, plant and equipment, net
Domestic	$969,810	$957,569
International	549,653	549,121
Total	$1,519,463	$1,506,690

China property plant and equipment, net	$285,337	$286,854

The Company’s sales to its five largest customers accounted for 8.5% and 8.0% of total sales for the three months ended March 31, 2024 and 2023.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the U.S. were $5.2 billion and $5.1 billion at March 31, 2024 and December 31, 2023.

The Company performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable generally do not require collateral. Foreign accounts receivable are generally collateralized by letters of credit. The Company’s additions to the provision for expected credit losses for the three months ended March 31, 2024 and 2023 were $1.3 million and $0.7 million.

The Company’s accounts receivables, excluding allowances for bad debts and chargebacks, by geography are summarized as follows:

(in thousands)	As of March 31, 2024	As of December 31, 2023
Domestic Accounts Receivable	$396,278	$276,918
International Accounts Receivable	819,126	641,249

The Company’s top five manufacturers produced the following:

	Three Months Ended March 31,
(percentage of total production)	2024	2023
Manufacturer #1	20.0	23.2
Manufacturer #2	8.9	6.1
Manufacturer #3	5.4	5.8
Manufacturer #4	5.1	5.8
Manufacturer #5	3.7	5.3
Total	43.1	46.2

(10)
Commitments and Contingencies

In accordance with GAAP, the Company records a liability in its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements at March 31, 2024, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

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

On May 31, 2023, the Company acquired 100% of the equity interests of Sports Connection Holdings ApS ("Sports Connection"), a Denmark-based company and a former distributor, to further broaden our reach in Europe. The total consideration was $83.7 million and consisted of an initial cash payment of $74.8 million, the settlement of pre-existing receivables of $1.7 million and a contingent consideration payable of up to $7.5 million, subject to the acquiree achieving certain 2023 financial results, and reduced by a working capital adjustment of $0.3 million. On the acquisition date, we recorded intangible assets of $54.4 million, goodwill of $7.7 million and other net assets of $21.6 million. The intangible assets have an estimated life of 7 years and are primarily related to reacquired rights. The acquisition is a non-taxable business combination and goodwill is not deductible for tax purposes.

The contingent consideration was paid in February 2024, for $7.1 million based on the acquiree achieving certain financial results in 2023.

The results of Sports Connection's operations have been included in, but are not material to, the Company's condensed consolidated results of operations since the date of acquisition. Unaudited supplemental pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company's condensed consolidated financial statements. One-time acquisition related costs of $1.6 million were expensed as general and administrative expenses as incurred.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto in Item 1 of this report and our annual report on Form 10-K for the year ended December 31, 2023.

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
•
our ability to continue to manufacture and ship our products that are sourced in China and Vietnam, which could be adversely affected by various economic, political, health or trade conditions, or a natural disaster in China or Vietnam; and
•
our ability to manage the impact from delays and disruptions in our supply chain
•
other factors referenced or incorporated by reference in our annual report on Form 10-K for the year ended December 31, 2023 under the captions “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

OVERVIEW

Skechers began 2024 by setting a new sales record, delivering results above expectations, and further expanding the Skechers brand globally. The broad-based growth is the result of the company’s dedication to delivering exceptional product for consumers of all ages and interests and supporting our initiatives with targeted and effective demand creation. In the quarter ending March 31, 2024, we broadcasted our first Skechers Basketball campaigns starring NBA players, entered the world of cricket by sponsoring one of the leading men’s and women’s teams in India, and grew our roster of Premier League footballers. Our brand and product initiatives are supported by impactful marketing campaigns, all highlighting Skechers’ technology. We expanded our footprint with new store openings and experienced growth in all regions and in both segments. Our extensive product offering, best-in-class partnerships with our distribution network and strong global demand provide us confidence as we move toward our goal of $10 billion in annual sales by 2026.

Key highlights for the first quarter of 2024 include:

•
Record sales of $2.25 billion, an increase of 12.5%
•
Gross margins improved to 52.5%
•
Increased sales in both segments and across all regions
•
Diluted earnings per share of $1.33

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

Selected information from our results of operations follows:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	$	%
Sales	$2,251,587	$2,001,928	249,659	12.5
Cost of sales	1,069,953	1,023,349	46,604	4.6
Gross profit	1,181,634	978,579	203,055	20.7
Gross margin	52.5%	48.9%		360 bps
Operating expenses
Selling	156,501	128,560	27,941	21.7
General and administrative	726,335	626,442	99,893	15.9
Total operating expenses	882,836	755,002	127,834	16.9
As a % of sales	39.2%	37.7%		150 bps
Earnings from operations	298,798	223,577	75,221	33.6
Operating margin	13.3%	11.2%		210 bps
Other (expense) income	(2,050)	9,923	(11,973)	n/m
Earnings before income taxes	296,748	233,500	63,248	27.1
Income tax expense	56,370	43,216	13,154	30.4
Net earnings	240,378	190,284	50,094	26.3
Less: Net earnings attributable to noncontrolling interests	33,756	29,841	3,915	13.1
Net earnings attributable to Skechers U.S.A., Inc.	$206,622	$160,443	46,179	28.8

Sales

Sales increased $249.7 million, or 12.5%, to $2.3 billion compared to $2.0 billion as a result of a 15.2% increase internationally and a 7.8% increase domestically. Wholesale increased 9.8% and Direct-to-Consumer increased 17.3%. Sales increased overall due to higher sales volume and higher average selling prices in Direct-to-Consumer.

Gross margin

Gross margin increased 360 basis points to 52.5% compared to 48.9%, due to lower costs per unit, driven by lower freight costs, and higher average selling prices in Direct-to-Consumer.

Operating expenses

Operating expenses increased $127.8 million, or 16.9%, to $882.8 million, and as a percentage of sales increased 150 basis points to 39.2% compared to 37.7% in the prior year. Selling expenses increased $27.9 million, or 21.7%, to $156.5 million, primarily due to higher brand demand creation expenditures. General and administrative expenses increased $99.9 million, or 15.9%, to $726.3 million. The increased expenses were primarily due to increases in labor costs of $52.7 million and facility related costs of $17.8 million, including rent, depreciation and utilities.

Other (expense) income

Other expense was $2.1 million for the three months ended March 31, 2024, as compared to an income of $9.9 million for the three months ended March 31, 2023. The decrease of $12.0 million was primarily due to unfavorable loss on foreign currency exchange rates, partially offset by an increase in interest income.

Income taxes

Income tax expense and the effective tax rate were as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Income tax expense	$56,370	$43,216
Effective tax rate	19.0%	18.5%

Our income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0% to 35%, and on average is significantly lower than the U.S. federal and state combined statutory rate of 25%. For the quarter, the increase in the effective tax rate is the result of the mix of earnings across foreign jurisdictions.

The Organization for Economic Cooperation and Development ("OECD") has issued various proposals that would change long-standing global tax principles, namely its Pillar Two framework, which imposes a global minimum corporate tax rate of 15% for large companies. The European Union (“EU”) member states formally adopted the EU’s Pillar Two Directive, which generally provides for a 15% minimum effective tax rate for multinational enterprises, in every jurisdiction in which they operate. We do not anticipate that this will have a material impact on our tax provision or effective tax rate in 2024. We will continue to evaluate the potential impact of the Pillar Two framework on future periods, pending legislative adoption by individual countries.

Noncontrolling interests in net earnings of consolidated subsidiaries

Noncontrolling interests represents the share of net earnings that is attributable to our joint venture partners. Net earnings attributable to noncontrolling interests increased $3.9 million to $33.8 million compared to $29.8 million in the prior year, due to higher earnings by our joint ventures, predominantly in China.

RESULTS OF SEGMENT OPERATIONS – FIRST QUARTER

Wholesale

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	$	%
Sales	$1,421,698	$1,294,558	127,140	9.8
Gross profit	636,040	511,999	124,041	24.2
Gross margin	44.7%	39.6%		520 bps

Wholesale sales increased $127.1 million, or 9.8%, to $1.4 billion, which includes increases in Europe, Middle East & Africa of 11.5%, Asia Pacific of 15.3%, and the Americas of 5.9%. Wholesale volume increased 9.9% and average selling price was flat.

Wholesale gross margin increased 520 basis points to 44.7% due to a decrease in unit cost driven by lower freight.

Direct-to-Consumer

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	$	%
Sales	$829,889	$707,370	122,519	17.3
Gross profit	545,594	466,580	79,014	16.9
Gross margin	65.7%	66.0%		(20) bps

Direct-to-Consumer sales increased $122.5 million, or 17.3%, to $829.9 million, which includes increases in Asia Pacific of 16.5%, the Americas of 10.5%, and Europe, Middle East & Africa of 62.4%. Direct-to-Consumer volume increased 15.5% and average selling price increased 1.6%.

Direct-to-Consumer gross margin decreased 20 basis points to 65.7%, primarily driven by increased unit costs, partially offset by increased average selling prices.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity outlook

We have cash and cash equivalents of $1,020.5 million at March 31, 2024. Amounts held outside the U.S. were $970.1 million, or 95.1% and $433.5 million was available for repatriation to the U.S. at March 31, 2024, without incurring additional U.S. federal income taxes and applicable non-U.S. income and withholding taxes.

At March 31, 2024, we have unused credit capacity of $746.9 million on our revolving credit facility, with an additional $250.0 million available through an accordion feature. We believe that anticipated cash flows from operations, existing cash and investments balances, available borrowings under our revolving credit facility, and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements for the next twelve months.

Cash Flows

Our working capital at March 31, 2024 and December 31, 2023 was $2.3 billion. Our cash and cash equivalents at March 31, 2024 were $1,020.5 million, compared to $1,189.9 million at December 31, 2023. Capital expenditures were $57.1 million and we repurchased $60.0 million of common stock for the three months ended March 31, 2024. Our primary sources of operating cash are collections from customers. Our primary uses of cash are working capital, selling, general and administrative expenses and capital expenditures.

Operating Activities

For the three months ended March 31, 2024, net cash used in operating activities was $37.6 million compared to net cash provided of $235.1 million for the three months ended March 31, 2023. The $272.7 million decrease in operating cash flows primarily resulted from a lower decrease of inventory levels in the current year and changes in receivable and payable balances, partially offset by an increase in net earnings.

Investing Activities

Net cash used in investing activities was $92.6 million for the three months ended March 31, 2024, compared to $68.8 million for the three months ended March 31, 2023. The $23.8 million increase was due to increased net investment activity of $37.9 million, partially offset by decreased capital expenditures of $14.1 million.

Our capital investments remain focused on supporting our strategic growth priorities, growing our Direct-to-Consumer business, as well as expanding the presence of our brand internationally. Capital expenditures for the three months ended March 31, 2024 were $57.1 million, which included $24.3 million related to investments in our retail stores and direct-to-consumer technologies; $15.6 million related to the expansion of our global distribution infrastructure; and $7.4 million of investments in our new corporate offices. We expect our annual capital expenditures for 2024 to be approximately $325.0 to $375.0 million, which is primarily related to new stores, added omnichannel capabilities and incremental distribution capacity in key markets. We expect to fund ongoing capital expenses through a combination of available cash and borrowings.

Financing Activities

Net cash used in financing activities was $43.5 million during the three months ended March 31, 2024, compared to $13.4 million during the three months ended March 31, 2023. The increase is the result of increased repurchases of common stock of $30.0 million, increased payments for employee taxes related to stock compensation of $23.4 million and net increased repayments from short-term borrowings of $22.7 million, partially offset by increased proceeds and decreased repayment from long-term borrowing of $45.7 million.

Capital Resources and Prospective Capital Requirements

Financing Arrangements

At March 31, 2024, outstanding short-term and long-term borrowings were $346.3 million, of which $242.0 million relates to loans for our domestic and China distribution centers, $103.9 million relates to our operations in China, and the remainder relates to our international operations. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants related to our short-term and long-term borrowings as of the date of this quarterly report. See Note 4 – Financial Commitments of the Condensed Consolidated Financial Statements for additional information.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates did not change materially during the quarter ended March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 4. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods and that such information is accumulated and communicated to allow timely decisions regarding required disclosures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, management concluded that our disclosure controls and procedures are not effective due to the un-remediated material weakness in internal controls over financial reporting described below. Notwithstanding the material weakness, our management has concluded that the condensed consolidated financial statements fairly present, in all material respects, its financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, management identified a material weakness in our internal control over financial reporting related to the information technology general controls related to segregation of duties within an information system relevant to the preparation of the Company’s consolidated financial statements.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than the ongoing remediation efforts described above, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended March 31, 2024.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Nike, Inc. v. Skechers USA, Inc. – On November 6, 2023, Nike filed an action against our company in the United States District Court for the Central District of California, Case No. 2:23-CV-09346, alleging that certain Skechers shoe designs infringe the claims of six Nike utility patents that purportedly cover Nike’s Flyknit technologies. Nike seeks injunctive relief, damages (including treble damages), pre-judgment and post-judgment interest, and costs. On January 12, 2024, we answered Nike’s complaint, denying the allegations, and filed counterclaims seeking declarations of invalidity of the asserted patents, and non-infringement. The District Court has scheduled a claim construction hearing for July 12, 2024, and set a deadline of December 20, 2024 for the filing of summary judgment motions. The Court has also set trial to begin on May 5, 2025. While it is too early to predict the outcome of the District Court proceedings or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this matter vigorously.

Other than the Nike, Inc. v. Skechers USA, Inc. matter as described above, there have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 1A. Risk Factors

There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the share repurchase activity during the quarter ended March 31, 2024.

Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased under the Share Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased under the Program (in thousands)
January 31, 2024	—	$—	—	$265,692
February 29, 2024	470,772	59.50	470,772	237,682
March 31, 2024	523,443	61.15	523,443	205,672
Total	994,215	$60.37	994,215	$205,672

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)
During the three months ended March 31, 2023 and 2024, our Audit Committee approved personnel support services of up to $200,000 and $250,000 to be provided to the Skechers Foundation in 2023 and 2024, respectively.
(b)
None.
(c)
During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

101

Financial statements from the quarterly report on Form 10-Q of Skechers U.S.A., Inc. for the quarter ended March 31, 2024 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements

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

Date: May 3, 2024	SKECHERS U.S.A., INC.

	By:	/s/ John Vandemore
John Vandemore
Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)