Form 10-Q
period 2024-06-30
SKECHERS USA INC
filed 2024-08-02
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 26, 2024 132,542,841 shares of the registrant’s Class A Common Stock, $0.001 par value per share, were outstanding.

As of July 26, 2024 19,800,651 shares of the registrant’s Class B Common Stock, $0.001 par value per share, were outstanding.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
(in thousands, except par value)	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$1,280,430	$1,189,910
Short-term investments	130,111	72,595
Trade accounts receivable, less allowances of $53,603 and $57,867	1,027,231	860,300
Other receivables	77,921	82,253
Inventory	1,514,512	1,525,409
Prepaid expenses and other	223,819	222,137
Total current assets ($1,271,796 and $1,252,372 related to VIEs)	4,254,024	3,952,604
Property, plant and equipment, net	1,587,433	1,506,690
Operating lease right-of-use assets	1,327,795	1,276,171
Deferred tax assets	435,404	450,574
Long-term investments	137,379	123,996
Goodwill	101,230	101,230
Other assets, net	131,686	136,086
Total non-current assets ($653,963 and $641,879 related to VIEs)	3,720,927	3,594,747
TOTAL ASSETS	$7,974,951	$7,547,351
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,176,668	$1,008,001
Accrued expenses	305,144	320,105
Operating lease liabilities	286,535	274,296
Current installments of long-term borrowings	292,891	46,571
Short-term borrowings	—	11,894
Total current liabilities ($781,690 and $600,337 related to VIEs)	2,061,238	1,660,867
Long-term operating lease liabilities	1,145,090	1,108,110
Long-term borrowings	45,702	242,944
Deferred tax liabilities	11,666	12,594
Other long-term liabilities	104,107	122,794
Total non-current liabilities ($137,817 and $329,219 related to VIEs)	1,306,565	1,486,442
Total liabilities	3,367,803	3,147,309
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest (Note 1)	93,576	89,832
Stockholders’ equity
Preferred Stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.001 par value; 500,000 shares authorized; 132,231 and 132,837 shares issued and outstanding	132	133
Class B Common Stock, $0.001 par value; 75,000 shares authorized; 20,079 and 20,182 shares issued and outstanding	20	20
Additional paid-in capital	178,148	295,847
Accumulated other comprehensive loss	(100,670)	(73,388)
Retained earnings	4,143,654	3,796,730
Skechers U.S.A., Inc. equity	4,221,284	4,019,342
Noncontrolling interests (Note 1)	292,288	290,868
Total stockholders' equity	4,513,572	4,310,210
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY	$7,974,951	$7,547,351

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Sales	$2,157,643	$2,012,516	$4,409,230	$4,014,444
Cost of sales	973,206	951,992	2,043,159	1,975,341
Gross profit	1,184,437	1,060,524	2,366,071	2,039,103
Operating expenses
Selling	235,870	187,118	392,371	315,678
General and administrative	742,036	655,673	1,468,371	1,282,115
Total operating expenses	977,906	842,791	1,860,742	1,597,793
Earnings from operations	206,531	217,733	505,329	441,310
Other (expense) income	(1,652)	2,792	(3,702)	12,715
Earnings before income taxes	204,879	220,525	501,627	454,025
Income tax expense	40,355	38,942	96,725	82,158
Net earnings	164,524	181,583	404,902	371,867
Less: Net earnings attributable to noncontrolling interests and redeemable noncontrolling interest (Note 1)	24,222	28,824	57,978	58,665
Net earnings attributable to Skechers U.S.A., Inc.	$140,302	$152,759	$346,924	$313,202
Net earnings per share attributable to Skechers U.S.A., Inc.
Basic	$0.92	$0.99	$2.27	$2.02
Diluted	$0.91	$0.98	$2.24	$2.00
Weighted-average shares used in calculating net earnings per share attributable to Skechers U.S.A., Inc.
Basic	152,503	154,970	152,707	155,055
Diluted	154,176	156,571	154,640	156,654

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net earnings	$164,524	$181,583	$404,902	$371,867
Other comprehensive income, net of tax
Net unrealized (loss) gain on derivative contract	(1,224)	499	(1,863)	(917)
Loss on foreign currency translation adjustment	(20,760)	(16,144)	(39,196)	(9,293)
Comprehensive income	142,540	165,938	363,843	361,657
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest (Note 1)	16,888	20,669	44,201	51,265
Comprehensive income attributable to Skechers U.S.A., Inc.	$125,652	$145,269	$319,642	$310,392

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity and Redeemable Noncontrolling Interest

(Unaudited)

	Shares		Amount
(in thousands)	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid–in capital	Accumulated other comprehensive loss	Retained earnings	Skechers U.S.A., Inc. equity	Noncontrolling interests (Note 1)	Total stockholders' equity (Note 1)	Redeemable noncontrolling interest (Note 1)
Balance at March 31, 2024	132,333	20,182	$132	$20	$228,594	$(86,020)	$4,003,352	$4,146,078	$312,855	$4,458,933	$94,758
Net earnings	—	—	—	—	—	—	140,302	140,302	21,891	162,193	2,331
Foreign currency translation adjustment	—	—	—	—	—	(14,650)	—	(14,650)	(2,597)	(17,247)	(3,513)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(38,637)	(38,637)	—
Net unrealized loss on derivative contract	—	—	—	—	—	—	—	—	(1,224)	(1,224)	—
Stock compensation expense	—	—	—	—	23,471	—	—	23,471	—	23,471	—
Proceeds from the employee stock purchase plan	137	—	—	—	6,823	—	—	6,823	—	6,823	—
Shares issued under the incentive award plan	853	—	1	—	(1)	—	—	—	—	—	—
Shares redeemed for employee tax withholdings	(316)	—	—	—	(20,722)	—	—	(20,722)	—	(20,722)	—
Repurchases of common stock	(879)	—	(1)	—	(60,017)	—	—	(60,018)	—	(60,018)	—
Conversion of Class B Common Stock into Class A Common Stock	103	(103)	—	—	—	—	—	—	—	—	—
Balance at June 30, 2024	132,231	20,079	$132	$20	$178,148	$(100,670)	$4,143,654	$4,221,284	$292,288	$4,513,572	$93,576

Balance at March 31, 2023	134,259	20,474	$134	$20	$383,540	$(80,217)	$3,411,374	$3,714,851	$248,858	$3,963,709	$82,586
Net earnings	—	—	—	—	—	—	152,759	152,759	27,296	180,055	1,528
Foreign currency translation adjustment	—	—	—	—	—	(7,490)	—	(7,490)	(10,376)	(17,866)	1,722
Net unrealized gain on derivative contract	—	—	—	—	—	—	—	—	499	499	—
Stock compensation expense	—	—	—	—	17,716	—	—	17,716	—	17,716	—
Proceeds from the employee stock purchase plan	148	—	—	—	5,402	—	—	5,402	—	5,402	—
Shares issued under the incentive award plan	713	—	1	—	(1)	—	—	—	—	—	—
Shares redeemed for employee tax withholdings	(260)	—	—	—	(13,877)	—	—	(13,877)	—	(13,877)	—
Repurchases of common stock	(579)	—	(1)	—	(30,011)	—	—	(30,012)	—	(30,012)	—
Conversion of Class B Common Stock into Class A Common Stock	10	(10)	—	—	—	—	—	—	—	—	—
Balance at June 30, 2023	134,291	20,464	$134	$20	$362,769	$(87,707)	$3,564,133	$3,839,349	$266,277	$4,105,626	$85,836

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity and Redeemable Noncontrolling Interest

(Unaudited)

	Shares		Amount
(in thousands)	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid–in capital	Accumulated other comprehensive loss	Retained earnings	Skechers U.S.A., Inc. equity	Noncontrolling interests (Note 1)	Total stockholders' equity (Note 1)	Redeemable noncontrolling interest (Note 1)
Balance at December 31, 2023	132,837	20,182	$133	$20	$295,847	$(73,388)	$3,796,730	$4,019,342	$290,868	$4,310,210	$89,832
Net earnings	—	—	—	—	—	—	346,924	346,924	51,528	398,452	6,450
Foreign currency translation adjustment	—	—	—	—	—	(27,282)	—	(27,282)	(9,208)	(36,490)	(2,706)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(39,037)	(39,037)	—
Net unrealized loss on derivative contract	—	—	—	—	—	—	—	—	(1,863)	(1,863)	—
Stock compensation expense	—	—	—	—	44,164	—	—	44,164	—	44,164	—
Proceeds from the employee stock purchase plan	137	—	—	—	6,823	—	—	6,823	—	6,823	—
Shares issued under the incentive award plan	1,813	—	2	—	(2)	—	—	—	—	—	—
Shares redeemed for employee tax withholdings	(786)	—	(1)	—	(48,648)	—	—	(48,649)	—	(48,649)	—
Repurchases of common stock	(1,873)	—	(2)	—	(120,036)	—	—	(120,038)	—	(120,038)	—
Conversion of Class B Common Stock into Class A Common Stock	103	(103)	—	—	—	—	—	—	—	—	—
Balance at June 30, 2024	132,231	20,079	$132	$20	$178,148	$(100,670)	$4,143,654	$4,221,284	$292,288	$4,513,572	$93,576

Balance at December 31, 2022	134,473	20,810	$134	$21	$403,799	$(84,897)	$3,250,931	$3,569,988	$223,229	$3,793,217	$78,369
Net earnings	—	—	—	—	—	—	313,202	313,202	55,168	368,370	3,497
Foreign currency translation adjustment	—	—	—	—	—	(2,810)	—	(2,810)	(10,453)	(13,263)	3,970
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(750)	(750)	—
Net unrealized loss on derivative contract	—	—	—	—	—	—	—	—	(917)	(917)	—
Stock compensation expense	—	—	—	—	31,968	—	—	31,968	—	31,968	—
Proceeds from the employee stock purchase plan	148	—	—	—	5,402	—	—	5,402	—	5,402	—
Shares issued under the incentive award plan	938	—	1	—	(1)	—	—	—	—	—	—
Shares redeemed for employee tax withholdings	(358)	—	—	—	(18,375)	—	—	(18,375)	—	(18,375)	—
Repurchases of common stock	(1,256)	—	(2)	—	(60,024)	—	—	(60,026)	—	(60,026)	—
Conversion of Class B Common Stock into Class A Common Stock	346	(346)	1	(1)	—	—	—	—	—	—	—
Balance at June 30, 2023	134,291	20,464	$134	$20	$362,769	$(87,707)	$3,564,133	$3,839,349	$266,277	$4,105,626	$85,836

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net earnings	$404,902	$371,867
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	99,661	85,395
Provision for bad debts and returns	14,798	35,169
Stock compensation	44,164	31,968
Deferred income taxes	13,378	(5,381)
Net foreign currency adjustments	11,387	(16,211)
Changes in operating assets and liabilities
Receivables	(219,915)	(61,318)
Inventory	(15,097)	353,102
Other assets	(88,499)	(27,440)
Accounts payable	192,337	(164,224)
Other liabilities	37,316	(27,668)
Net cash provided by operating activities	494,432	575,259
Cash flows from investing activities
Capital expenditures	(169,537)	(147,425)
Acquisitions, net of cash acquired	—	(70,369)
Purchases of investments	(121,155)	(73,034)
Proceeds from sales and maturities of investments	50,256	68,458
Net cash used in investing activities	(240,436)	(222,370)
Cash flows from financing activities
Net proceeds from the employee stock purchase plan	6,823	5,402
Repayments on long-term borrowings	(14,808)	(28,031)
Proceeds from long-term borrowings	63,885	21,510
Net (repayments on) proceeds from short-term borrowings	(11,894)	17,019
Payments for employee taxes related to stock compensation	(48,649)	(18,375)
Repurchases of common stock	(120,038)	(60,026)
Distributions to noncontrolling interests	(39,037)	(750)
Net cash used in financing activities	(163,718)	(63,251)
Effect of exchange rate changes on cash and cash equivalents	242	(8,857)
Net change in cash and cash equivalents	90,520	280,781
Cash and cash equivalents at beginning of the period	1,189,910	615,733
Cash and cash equivalents at end of the period	$1,280,430	$896,514

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$9,108	$10,770
Income taxes, net	93,836	66,782
Non-cash transactions
Right-of-use assets exchanged for lease liabilities	223,600	143,941
Non-cash consideration for acquired business	—	9,180

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

Noncontrolling Interests AND REDEEMABLE NONCONTROLLING INTEREST

The Company has equity interests in several joint ventures that were established either to exclusively distribute the Company’s products throughout China, Israel, Korea, Mexico, and Southeast Asia or to construct the Company’s domestic distribution facility. These joint ventures are variable interest entities (“VIE”), and the Company is considered the primary beneficiary. This determination is based on the relationships between the Company and the VIE, including management agreements, governance documents and other contractual arrangements. Specifically, the Company has both of the following characteristics: (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance; and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE, or the right to receive benefits from the entity that could potentially be significant to the VIE. The assets and liabilities and results of operations of these entities are included in the Company’s condensed consolidated financial statements, even though the Company may not hold a majority equity interest.

A joint venture agreement allows the partner, based on certain triggers, to require the Company to repurchase its noncontrolling interest. As the redemption feature is not solely within the control of the Company, the noncontrolling interest is classified within temporary equity as redeemable noncontrolling interest. As of June 30, 2024 and December 31, 2023, it was not probable that the redeemable noncontrolling interest would become redeemable. Prior periods presented were revised to reflect consistent presentation as the result of this correction. The impact to the previously reported Condensed Consolidated Balance Sheet as of December 31, 2023, was as follows:

	As of December 31, 2023
(in thousands)	As reported	Revised	Adjustment
Redeemable noncontrolling interest	$—	$89,832	$89,832
Noncontrolling interests	380,700	290,868	(89,832)
Total stockholders' equity	4,400,042	4,310,210	(89,832)

The Condensed Consolidated Statements of Earnings and the Condensed Consolidated Statements of Comprehensive Income did not have any classification changes, only a change in the category descriptions to indicate as noncontrolling interests and redeemable noncontrolling interest.

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

The Company’s Level 1 investments primarily include money market funds, United States (“U.S.”) Treasury securities and actively traded mutual funds; Level 2 investments primarily include corporate notes and bonds, asset-backed securities and U.S. Agency securities; and the Company does not currently have any Level 3 assets or liabilities. The Company has one Level 2 derivative instrument which is an interest rate swap (see Note 4 – Financial Commitments) classified as prepaid expenses and other at June 30, 2024 and as other assets, net at December 31, 2023. The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. Credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

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

DERIVATIVE INSTRUMENTS

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Company uses an interest rate swap as part of its interest rate risk management strategy. The Company’s interest rate swap, designated as a cash flow hedge, involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. By utilizing an interest rate swap, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of June 30, 2024, all counterparties to the interest rate swap had performed in accordance with their contractual obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Among other new disclosure requirements, ASU 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 will be effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025. ASU 2023-07 must be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the disclosure impact of ASU 2023-07.

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

(2)
Cash, Cash Equivalents, Short-term and Long-term Investments

The following tables show the Company’s cash, cash equivalents, short-term and long-term investments by significant investment category:

	As of June 30, 2024
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$1,257,459	$1,257,459	$1,257,459	$—	$—
Level 1
Money market funds	11,786	11,786	11,786	—	—
U.S. Treasury securities	18,398	18,398	7,996	6,904	3,498
Mutual funds	N/A	5,975	—	—	5,975
Total level 1	30,184	36,159	19,782	6,904	9,473
Level 2
Corporate notes and bonds	148,070	148,070	3,189	97,008	47,873
Asset-backed securities	15,254	15,254	—	53	15,201
U.S. Agency securities	29,279	29,279	—	26,146	3,133
Total level 2	192,603	192,603	3,189	123,207	66,207
Total	$1,480,246	$1,486,221	$1,280,430	$130,111	$75,680

	As of December 31, 2023
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$972,278	$972,278	$972,278	$—	$—
Level 1
Money market funds	176,317	176,317	176,317	—	—
U.S. Treasury securities	39,769	39,769	29,942	9,827	—
Mutual funds	N/A	8,535	—	—	8,535
Total level 1	216,086	224,621	206,259	9,827	8,535
Level 2
Corporate notes and bonds	97,795	97,795	9,374	50,949	37,472
Asset-backed securities	11,159	11,159	—	—	11,159
U.S. Agency securities	27,269	27,269	1,999	11,819	13,451
Total level 2	136,223	136,223	11,373	62,768	62,082
Total	$1,324,587	$1,333,122	$1,189,910	$72,595	$70,617

The Company’s investments consist of U.S. Treasury securities, corporate notes and bonds, asset-backed securities and U.S. agency securities, which the Company has the intent and ability to hold to maturity and therefore are classified as held-to-maturity. The Company holds mutual funds in its deferred compensation plan which are classified as trading securities. The Company may sell certain of its investments prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s long-term investments are less than two years. The Company minimizes the potential risk of principal loss by investing in highly-rated securities and limiting the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio. Included in long-term investments on the Condensed Consolidated Balance Sheets are company owned life insurance contracts of $61.7 million and $53.4 million at June 30, 2024 and December 31, 2023. Interest income was $10.5 million and $5.2 million for the three months ended June 30, 2024 and 2023, and $19.0 million and $7.9 million for the six months ended June 30, 2024 and 2023.

When evaluating an investment for its current expected credit losses, the Company reviews factors such as historical experience with defaults, losses, credit ratings, term and macroeconomic trends, including current conditions and forecasts to the extent they are reasonable and supportable.

(3)
Accrued Expenses

Accrued expenses were as follows:

	As of	As of
(in thousands)	June 30, 2024	December 31, 2023
Accrued payroll, taxes, and other	$174,533	$166,132
Return reserve liability	72,194	80,968
Accrued inventory purchases	58,417	73,005
Accrued expenses	$305,144	$320,105

(4)
Financial Commitments

The Company had $38.6 million and $32.5 million letters of credit at June 30, 2024 and December 31, 2023, and $11.9 million in short-term borrowings at December 31, 2023. Interest expense was $4.7 million and $6.0 million for the three months ended June 30, 2024 and 2023, and $9.4 million and $11.1 million for the six months ended June 30, 2024 and 2023.

Long-term borrowings were as follows:

	As of	As of
(in thousands)	June 30, 2024	December 31, 2023
HF-T1 Distribution Center Loan	$129,505	$129,505
HF-T2 Distribution Center Construction Loan	73,017	73,017
China Distribution Center Expansion Construction Loan	45,702	40,330
China Operational Loans	90,071	46,228
Other	298	435
Subtotal	338,593	289,515
Less: Current installments	292,891	46,571
Total long-term borrowings	$45,702	$242,944

Revolving Credit Facility

The Company maintains a revolving credit facility which allows for a senior unsecured credit facility of $750.0 million, which may be increased by up to $250.0 million under certain conditions and provides for the issuance of letters of credit up to a maximum of $100.0 million and swingline loans up to a maximum of $50.0 million. The expiration date is December 15, 2026. At June 30, 2024 and December 31, 2023, there was no outstanding balance under the revolving credit facility. The unused credit capacity was $746.1 million and $746.9 million at June 30, 2024 and December 31, 2023.

The Company is required to maintain a maximum total adjusted net leverage ratio of 3.75:1, except in the event of an acquisition in which case the ratio may be increased at the Company’s election to 4.25:1 for the quarter in which such acquisition occurs and for the next three quarters thereafter. The Company was in compliance with the financial covenants at June 30, 2024.

Additionally, the Company maintains various credit facilities within our international market with an aggregate capacity of approximately $132.3 million that is available for working capital needs and issuance of letters of credit. At June 30, 2024, there were no borrowings outstanding under these credit facilities. At December 31, 2023, we had $11.9 million of borrowings outstanding under these credit facilities included in short-term borrowings.

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

The Interest Rate Swap involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At June 30, 2024 and December 31, 2023, the Interest Rate Swap had an aggregate notional amount of $129.5 million. Under the terms of the Swap Agreement Amendment, the Company will pay a weighted-average fixed rate of 0.778% on the notional amount and receive payments from the counterparty based on the 30-day SOFR rate, effectively modifying the Company’s exposure to interest rate risk by converting floating-rate debt to a fixed rate of 2.63%. At June 30, 2024, the outstanding balance under the HF-T1 2020 Loan was classified as current installments of long-term borrowings.

HF-T2 Distribution Center Construction Loan

On April 3, 2020, HF Logistics-SKX T2, LLC (“HF-T2”), a joint venture, entered into a construction loan agreement of up to $73.0 million with Bank of America, N.A. to expand the North American distribution center. The maturity date is April 3, 2025. The interest rate is based on the Bloomberg Short-Term Bank Yield Index Daily Floating Rate plus a margin of 190 basis points, reducing to 175 basis points upon substantial completion of the construction and certain other conditions being satisfied. The weighted-average annual interest rate on borrowings was 7.11% during the six months ended June 30, 2024. The obligations of the JV under this loan are guaranteed by TGD Holdings I, LLC, which is an affiliate of HF. At June 30, 2024, the outstanding balance under the HF-T2 2020 Loan was classified as current installments of long-term borrowings.

China Distribution Center Expansion Construction Loan

On October 18, 2022, the Company entered into a loan agreement for 1.1 billion yuan with Bank of China Co., Ltd to finance the construction of its distribution center expansion in China. Interest is paid quarterly. The interest rate at June 30, 2024 was 3.05% and may increase or decrease over the life of the loan, and will be evaluated every 12 months. This loan matures 10 years from the initial receipt of funds. Beginning in 2026, the principal of the loan will be repaid in semi-annual installments of variable amounts. The obligations of this loan entered through the Company’s Taicang Subsidiary are jointly and severally guaranteed by the Company’s China joint venture.

China Operational Loans

The Company has certain secured credit facilities to support the operations of its China joint venture. The interest rate was 2.60% per annum at June 30, 2024 and had interest rates ranging from 2.75% to 2.90% per annum at December 31, 2023. The outstanding balances under these working capital loans are classified as current installments of long-term borrowings.

(5)
Stockholders' Equity and Stock Compensation

SHARE REPURCHASE PROGRAM

On January 31, 2022, the Company’s Board of Directors authorized a share repurchase program (the “2022 Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its Class A common stock, for an aggregate repurchase price not to exceed $500 million. The 2022 Share Repurchase Program expires on January 31, 2025 and does not obligate the Company to acquire any particular amount of shares. At June 30, 2024, there was $145.7 million remaining to repurchase shares under the 2022 Share Repurchase Program.

On July 23, 2024, the Company's Board of Directors authorized a new share repurchase program effective July 25, 2024, pursuant to which the Company may, from time to time, purchase shares of its Class A common stock, for an aggregate repurchase price not to exceed $1.0 billion. This repurchase program expires on July 25, 2027, does not obligate the Company to acquire any particular amount of shares, and replaced the prior share repurchase authorization. Remaining repurchase authorization under the 2022 Share Repurchase Program was terminated upon authorization of the new program.

The following table provides a summary the Company’s stock repurchase activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shares repurchased	878,900	579,475	1,873,115	1,255,665
Average cost per share	$68.29	$51.79	$64.08	$47.80
Total cost of shares repurchased (in thousands)	$60,018	$30,012	$120,038	$60,026

INCENTIVE AWARD PLAN

In the six months ended June 30, 2024, the Company granted restricted stock with time-based vesting as well as performance-based awards. The performance-based awards include a market condition tied to the Company’s total shareholder return (“TSR”) in relation to its peer companies as well as a financial performance condition tied to annual earnings per share (“EPS”) growth. The vesting and ultimate payout of performance awards is determined at the end of the three-year performance period and can vary from zero to 200% based on actual results. At June 30, 2024, there were 5,750,582 shares available for grant as equity awards under the 2023 Incentive Award Plan if target levels are achieved for performance-based awards and 5,166,132 if maximum levels are achieved.

The Company issued the following stock-based instruments:

	Six Months Ended June 30,
	2024		2023
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value
Restricted stock	1,174,060	$58.90	885,490	$45.83
Performance-based restricted stock	93,500	$60.91	121,225	$43.34
Market-based restricted stock	93,500	$78.80	121,225	$59.71

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

A summary of the status and changes of the Company’s unvested shares is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2023	3,462,705	$43.54
Granted	1,361,060	60.40
Vested	(1,813,331)	42.85
Cancelled	(25,850)	49.53
Performance Adjustment	224,809	46.87
Unvested at June 30, 2024	3,209,393	$51.26

For the six months ended June 30, 2024, shares were issued based on achievement of certain EPS and TSR metrics.

A summary of the payout for EPS and TSR grants is presented below:

	Six Months Ended June 30, 2024
	Target Shares	Payout Factor	Performance Adjustment
December 2020 EPS Grant	125,000	133%	41,665
December 2020 TSR Grant	125,000	162%	77,250
March 2021 EPS Grant	108,750	133%	36,250
March 2021 TSR Grant	108,750	164%	69,644
Total Performance Adjustments			224,809

For the three months ended June 30, 2024 and 2023, the Company recognized $22.6 million and $16.9 million of incentive stock compensation expense. For the six months ended June 30, 2024 and 2023, the Company recognized $42.2 million and $30.4 million of incentive stock compensation expense. At June 30, 2024, the unamortized stock compensation of $124.3 million is expected to be recognized over a weighted-average period of 1.66 years.

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

For the three months ended June 30, 2024 and 2023, the Company recognized $0.9 million and $0.8 million ESPP stock compensation expense. For the six months ended June 30, 2024 and 2023, the Company recognized $1.9 million and $1.5 million of ESPP stock compensation expense. At June 30, 2024, there were 3,437,873 shares available for sale under the 2018 ESPP.

(6)
Earnings Per Share

Basic EPS and diluted EPS are calculated by dividing net earnings by the following: for basic EPS, the weighted-average number of common shares outstanding for the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive common shares using the treasury stock method.

The calculation of EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net earnings attributable to Skechers U.S.A., Inc.	$140,302	$152,759	$346,924	$313,202

Weighted-average common shares outstanding, basic	152,503	154,970	152,707	155,055
Dilutive effect of nonvested shares	1,673	1,601	1,933	1,599
Weighted-average common shares outstanding, diluted	154,176	156,571	154,640	156,654
Anti-dilutive common shares excluded above	12	12	11	14
Net earnings per share attributable to Skechers U.S.A., Inc.
Basic	$0.92	$0.99	$2.27	$2.02
Diluted	$0.91	$0.98	$2.24	$2.00

(7)
Income Taxes

The tax provisions for the three and six months ended June 30, 2024 and 2023, were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which the Company has operations, the applicable statutory rates range from 0% to 35%, which is on average significantly lower than the U.S. federal and state combined statutory rate of 25%. The Company’s effective tax rate was 19.7% and 17.7% for the three months ended June 30, 2024 and 2023. For the quarter, the increase in the effective tax rate is the result of the mix of earnings across foreign jurisdictions. The Company's effective tax rate was 19.3% and 18.1% for the six months ended June 30, 2024 and 2023. Year-to-date, the increase in the effective tax rate is primarily due to the lower impact of positive discrete items in the current year compared to the positive impacts in the prior year.

Our U.S. federal tax returns are under examination by the Internal Revenue Service for fiscal years ended December 31, 2015 through December 31, 2022. We are unable to determine the impact as this examination has not been completed.

(8)
Related Party Transactions

The Skechers Foundation (the “Foundation”) is a 501(c)(3) non-profit entity and not a subsidiary or otherwise affiliated with the Company. The Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer, are officers and directors of the Foundation. The Company made contributions of $1.0 million for the three and six months ended June 30, 2024 and June 30, 2023.

(9)
Segment and Geographic Information

The Company has two reportable segments, Wholesale and Direct-to-Consumer. Management evaluates segment performance based primarily on sales and gross margin. Other costs and expenses of the Company are analyzed on an aggregate basis and not allocated to the segments. The following summarizes the Company’s operations by segment and geographic area:

Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Wholesale sales	$1,132,111	$1,073,019	$2,553,809	$2,367,576
Gross profit	496,982	431,551	1,133,022	943,550
Gross margin	43.9%	40.2%	44.4%	39.9%

Direct-to-Consumer sales	$1,025,532	$939,497	$1,855,421	$1,646,868
Gross profit	687,455	628,973	1,233,049	1,095,553
Gross margin	67.0%	66.9%	66.5%	66.5%

Total sales	$2,157,643	$2,012,516	$4,409,230	$4,014,444
Gross profit	1,184,437	1,060,524	2,366,071	2,039,103
Gross margin	54.9%	52.7%	53.7%	50.8%

(in thousands)	As of June 30, 2024	As of December 31, 2023
Identifiable assets
Wholesale	$3,902,620	$3,607,537
Direct-to-Consumer	4,072,331	3,939,814
Total	$7,974,951	$7,547,351

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Additions to property, plant and equipment
Wholesale	$64,598	$55,916	$97,361	$107,432
Direct-to-Consumer	47,852	20,296	72,176	39,993
Total	$112,450	$76,212	$169,537	$147,425

Geographic Information

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Geographic sales
Domestic Wholesale	$446,915	$390,783	$922,865	$832,685
Domestic Direct-to-Consumer	416,930	411,063	739,784	710,027
Total domestic sales	863,845	801,846	1,662,649	1,542,712

International Wholesale	685,196	682,236	1,630,944	1,534,891
International Direct-to-Consumer	608,602	528,434	1,115,637	936,841
Total international sales	1,293,798	1,210,670	2,746,581	2,471,732

Total sales	$2,157,643	$2,012,516	$4,409,230	$4,014,444

Regional Sales
Americas (AMER)	$1,100,929	$1,027,006	$2,120,397	$1,972,936
Europe, Middle East & Africa (EMEA)	492,534	433,351	1,120,186	967,845
Asia Pacific (APAC)	564,180	552,159	1,168,647	1,073,663
Total sales	$2,157,643	$2,012,516	$4,409,230	$4,014,444

China sales	$312,742	$302,401	$632,256	$584,354

(in thousands)	As of June 30, 2024	As of December 31, 2023
Property, plant and equipment, net
Domestic	$1,009,793	$957,569
International	577,640	549,121
Total	$1,587,433	$1,506,690

China property plant and equipment, net	$292,404	$286,854

The Company’s sales to its five largest customers accounted for 9.0% and 8.0% of total sales for the three months ended June 30, 2024 and 2023, and for the six months ended June 30, 2024 and 2023 were 8.7% and 7.8%.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the U.S. were $5.5 billion and $5.1 billion at June 30, 2024 and December 31, 2023.

The Company performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable generally do not require collateral. Foreign accounts receivables are generally collateralized by letters of credit. The Company’s additions to the provision for expected credit losses for the three months ended June 30, 2024 and 2023 were $1.3 million and $0.4 million, and for the six months ended June 30, 2024 and 2023 were $2.7 million and $1.1 million.

The Company’s accounts receivables, excluding allowances for bad debts and chargebacks, by geography are summarized as follows:

(in thousands)	As of June 30, 2024	As of December 31, 2023
Domestic Accounts Receivable	$386,546	$276,918
International Accounts Receivable	694,288	641,249

The Company’s top five manufacturers produced the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(percentage of total production)	2024	2023	2024	2023
Manufacturer #1	19.5	17.1	19.8	19.8
Manufacturer #2	6.5	7.1	7.6	6.5
Manufacturer #3	6.3	6.8	5.7	6.5
Manufacturer #4	6.0	6.1	5.7	5.7
Manufacturer #5	4.3	5.5	3.9	5.2
Total	42.6	42.6	42.7	43.7

(10)
Commitments and Contingencies

In accordance with GAAP, the Company records a liability in its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements at June 30, 2024, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

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

OVERVIEW

Skechers continued 2024 by setting a second quarter sales record of $2.16 billion, an increase of 7.2% compared to the same period as the prior year, driven by strong demand for our strong portfolio of innovative footwear. Sales increased in both segments led by international direct-to-consumer and domestic wholesale, increasing 15% and 14%. In addition, we experienced growth across all regions and gross margin improved to 54.9%. Diluted earnings per share were $0.91, a decrease of $0.07 per share compared to the prior year. The broad-based growth is the result of our dedication to delivering exceptional product for consumers of all ages and interests.

We make efforts to deploy our capital in meaningful ways while maintaining a strong financial position and sufficient liquidity. On July 23, 2024, the Company's Board of Directors authorized a new three-year share repurchase program effective July 25, 2024, pursuant to which the Company may purchase up to $1.0 billion in shares of its Class A common stock.

We focus our initiatives with targeted and effective demand creation. In the quarter ending June 30, 2024, we entered into a new partnership with John Deere, delivering a product that incorporates the iconic John Deere branding with Skechers’ comfort technologies for agricultural professionals, construction workers, outdoor enthusiasts, and others. In our Performance footwear, we aired our first commercial featuring Harry Kane, Golden Boot winner Euro Cup finalist and Captain of the England football team. Skechers Football boots released globally in July, and will be shortly followed by the global release of Skechers Basketball.

As we continue to drive purchase intent and brand awareness, and increase our offering of Skechers products globally, we remain focused on building efficiencies within our business to scale for profitable growth. Our extensive product offering, best-in-class partnerships with our distribution network and strong global demand provide us confidence as we move toward our goal of $10 billion in annual sales by 2026.

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

Selected information from our results of operations follows:

	Three Months Ended June 30,		Change
(in thousands)	2024	2023	$	%
Sales	$2,157,643	$2,012,516	145,127	7.2
Cost of sales	973,206	951,992	21,214	2.2
Gross profit	1,184,437	1,060,524	123,913	11.7
Gross margin	54.9%	52.7%		220 bps
Operating expenses
Selling	235,870	187,118	48,752	26.1
General and administrative	742,036	655,673	86,363	13.2
Total operating expenses	977,906	842,791	135,115	16.0
As a % of sales	45.3%	41.9%		340 bps
Earnings from operations	206,531	217,733	(11,202)	(5.1)
Operating margin	9.6%	10.8%		(120) bps
Other (expense) income	(1,652)	2,792	(4,444)	n/m
Earnings before income taxes	204,879	220,525	(15,646)	(7.1)
Income tax expense	40,355	38,942	1,413	3.6
Net earnings	164,524	181,583	(17,059)	(9.4)
Less: Net earnings attributable to noncontrolling interests and redeemable noncontrolling interest	24,222	28,824	(4,602)	(16.0)
Net earnings attributable to Skechers U.S.A., Inc.	$140,302	$152,759	(12,457)	(8.2)

Sales

Sales increased $145.1 million, or 7.2%, to $2.2 billion compared to $2.0 billion as a result of a 6.9% increase internationally and a 7.7% increase domestically. Direct-to-Consumer increased 9.2% and Wholesale increased 5.5%. Sales increased overall due to higher sales volume, partially offset by lower average selling prices.

Gross margin

Gross margin increased 220 basis points to 54.9% compared to 52.7%, primarily due to lower costs per unit, driven by lower freight costs and favorable mix of Direct-to-Consumer volumes.

Operating expenses

Operating expenses increased $135.1 million, or 16.0%, to $977.9 million, and as a percentage of sales increased 340 basis points to 45.3%. Selling expenses increased $48.8 million, or 26.1%, to $235.9 million, primarily due to higher brand demand creation expenditures. General and administrative expenses increased $86.4 million, or 13.2%, to $742.0 million. The increased expenses were primarily driven by increases in labor costs of $33.8 million and facility related costs of $18.4 million, including rent and depreciation.

Other (expense) income

Other expense was $1.7 million for the three months ended June 30, 2024, as compared to income of $2.8 million for the three months ended June 30, 2023. The decrease of $4.4 million was primarily due to unfavorable foreign currency exchange rates, partially offset by an increase in interest income.

Income taxes

Income tax expense and the effective tax rate were as follows:

	Three Months Ended June 30,
(in thousands)	2024	2023
Income tax expense	$40,355	$38,942
Effective tax rate	19.7%	17.7%

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

The Organization for Economic Cooperation and Development ("OECD") has issued various proposals that would change long-standing global tax principles, namely its Pillar Two framework, which imposes a global minimum corporate tax rate of 15% for large companies. While some member countries have adopted the framework, which generally provides for a 15% minimum effective tax rate for multinational enterprises, in every jurisdiction in which they operate, we do not anticipate that this will have a material impact on our tax provision or effective tax rate in 2024. We will continue to evaluate the potential impact of the Pillar Two framework on future periods.

Noncontrolling interests and redeemable noncontrolling interest in net earnings of consolidated subsidiaries

Noncontrolling interests and redeemable noncontrolling interest represents the share of net earnings that is attributable to our joint venture partners. Net earnings attributable to noncontrolling interests and redeemable noncontrolling interest decreased $4.6 million to $24.2 million, compared to $28.8 million in the prior year, due to lower earnings by our joint ventures, predominantly in China.

RESULTS OF SEGMENT OPERATIONS – SECOND QUARTER

Wholesale

	Three Months Ended June 30,		Change
(in thousands)	2024	2023	$	%
Sales	$1,132,111	$1,073,019	59,092	5.5
Gross profit	496,982	431,551	65,431	15.2
Gross margin	43.9%	40.2%		370 bps

Wholesale sales increased $59.1 million, or 5.5%, to $1.1 billion, which includes increases in the Americas of 10.3% and Europe, Middle East & Africa of 3.9%. These increases were partially offset by decreases in Asia Pacific of 2.6%. Wholesale volume increased 6.4% and average selling price decreased 0.8%.

Wholesale gross margin increased 370 basis points to 43.9%, primarily due to a decrease in unit cost driven by lower freight, partially offset by a decrease in average selling price.

Direct-to-Consumer

	Three Months Ended June 30,		Change
(in thousands)	2024	2023	$	%
Sales	$1,025,532	$939,497	86,035	9.2
Gross profit	687,455	628,973	58,482	9.3
Gross margin	67.0%	66.9%		10 bps

Direct-to-Consumer sales increased $86.0 million, or 9.2%, to $1.0 billion, which includes increases in Europe, Middle East & Africa of 40.6%, the Americas of 4.1%, and Asia Pacific of 5.8%. Direct-to-Consumer volume increased 10.2% and average selling price decreased 1.0%.

Direct-to-Consumer gross margin increased 10 basis points to 67.0% due to a favorable mix of sales and lower costs per unit, partially offset by a decrease in average selling prices.

RESULTS OF OPERATIONS – SIX MONTHS

Selected information from our results of operations follows:

	Six Months Ended June 30,		Change
(in thousands)	2024	2023	$	%
Sales	$4,409,230	$4,014,444	394,786	9.8
Cost of sales	2,043,159	1,975,341	67,818	3.4
Gross profit	2,366,071	2,039,103	326,968	16.0
Gross margin	53.7%	50.8%		290 bps
Operating expenses
Selling	392,371	315,678	76,693	24.3
General and administrative	1,468,371	1,282,115	186,256	14.5
Total operating expenses	1,860,742	1,597,793	262,949	16.5
As a % of sales	42.2%	39.8%		240 bps
Earnings from operations	505,329	441,310	64,019	14.5
Operating margin	11.5%	11.0%		50 bps
Other (expense) income	(3,702)	12,715	(16,417)	n/m
Earnings before income taxes	501,627	454,025	47,602	10.5
Income tax expense	96,725	82,158	14,567	17.7
Net earnings	404,902	371,867	33,035	8.9
Less: Net earnings attributable to noncontrolling interests and redeemable noncontrolling interest	57,978	58,665	(687)	(1.2)
Net earnings attributable to Skechers U.S.A., Inc.	$346,924	$313,202	33,722	10.8

Sales

Sales increased $394.8 million, or 9.8%, to $4.4 billion, as compared to $4.0 billion as a result of an 11.1% increase internationally and a 7.8% increase domestically. Direct-to-Consumer increased 12.7% and Wholesale increased 7.9%. Sales increased overall due to higher sales volume.

Gross margin

Gross margin increased 290 basis points to 53.7% compared to 50.8%, due to lower costs per unit, driven by lower freight.

Operating expenses

Operating expenses increased $262.9 million, or 16.5%, to $1.9 billion, and as a percentage of sales increased 240 basis points to 42.2%. Selling expenses increased $76.7 million, or 24.3%, to $392.4 million, primarily due to higher brand demand creation expenditures. General and administrative expenses increased $186.3 million, or 14.5%, to $1.5 billion. The increased expenses were driven by increases in labor costs of $86.5 million, facility related costs of $36.2 million, including rent and depreciation, legal fees of $12.9 million, and volume-driven warehouse and distribution costs of $7.6 million.

Other (expense) income

Other expense was $3.7 million for the six months ended June 30, 2024, as compared to income of $12.7 million for the six months ended June 30, 2023. The decrease of $16.4 million was primarily due to unfavorable foreign currency exchange rates, partially offset by an increase in interest income.

Income taxes

Income tax expense and the effective tax rate were as follows:

	Six Months Ended June 30,
(in thousands)	2024	2023
Income tax expense	$96,725	$82,158
Effective tax rate	19.3%	18.1%

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0% to 35%, which on average are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 25%. Year-to-date, the increase in the effective tax rate is primarily due to the lower impact of positive discrete items in the current year compared to the positive impacts in the prior year.

Noncontrolling interest and redeemable noncontrolling interest in net income of consolidated joint ventures

Noncontrolling interests and redeemable noncontrolling interest represents the share of net earnings that is attributable to our joint venture partners. Net earnings attributable to noncontrolling interests and redeemable noncontrolling interest decreased $0.7 million to $58.0 million compared to $58.7 million in the prior year, due to lower earnings by our joint ventures.

RESULTS OF SEGMENT OPERATIONS – SIX MONTHS

Wholesale

	Six Months Ended June 30,		Change
(in thousands)	2024	2023	$	%
Sales	$2,553,809	$2,367,576	186,233	7.9
Gross profit	1,133,022	943,550	189,472	20.1
Gross margin	44.4%	39.9%		450 bps

Wholesale sales increased $186.2 million, or 7.9%, to $2.6 billion, due to increases in the Americas of 8.0%, Europe, Middle East & Africa of 8.4%, and Asia Pacific of 6.7%. Wholesale volume increased 8.3% and average selling price decreased 0.4%.

Wholesale gross margin increased 450 basis points to 44.4% driven by lower cost per unit, due to lower freight, partially offset by a decrease in average selling price.

Direct-to-Consumer

	Six Months Ended June 30,		Change
(in thousands)	2024	2023	$	%
Sales	$1,855,421	$1,646,868	208,553	12.7
Gross profit	1,233,049	1,095,553	137,496	12.6
Gross margin	66.5%	66.5%		(10) bps

Direct-to-Consumer sales increased $208.6 million, or 12.7%, to $1.9 billion, which includes increases in Europe, Middle East & Africa of 48.3%, Asia Pacific of 10.7%, and the Americas of 6.8%. Direct-to-Consumer volume increased 12.5% and average selling price increased 0.2%.

Direct-to-Consumer gross margin increased 10 basis points to 66.5% due to higher average selling prices and favorable mix of sales, partially offset by higher costs per unit.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity outlook

We have cash and cash equivalents of $1,280.4 million at June 30, 2024. Amounts held outside the U.S. were $1,250.9 million, or 97.7% and $642.7 million was available for repatriation to the U.S. at June 30, 2024, without incurring additional U.S. federal income taxes and applicable non-U.S. income and withholding taxes.

At June 30, 2024, we have unused credit capacity of $746.1 million on our revolving credit facility, with an additional $250.0 million available through an accordion feature. We believe that anticipated cash flows from operations, existing cash and investments balances, available borrowings under our revolving credit facility, and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements for the next twelve months.

Cash Flows

Our working capital at June 30, 2024 and December 31, 2023 was $2.2 billion. Our cash and cash equivalents at June 30, 2024 were $1,280.4 million, compared to $1,189.9 million at December 31, 2023. Capital expenditures were $169.5 million and we repurchased $120.0 million of common stock for the six months ended June 30, 2024. Our primary source of operating cash are collections from customers. Our primary uses of cash are working capital, selling, general and administrative expenses and capital expenditures.

Operating Activities

For the six months ended June 30, 2024, net cash provided by operating activities was $494.4 million compared to $575.3 million for the six months ended June 30, 2023. The $80.8 million decrease in operating cash flows primarily resulted from changes in working capital, partially offset by an increase in net earnings.

Investing Activities

Net cash used in investing activities was $240.4 million for the six months ended June 30, 2024, compared to $222.4 million for the six months ended June 30, 2023. The $18.0 million increase was due to net investment activity of $66.3 million and capital expenditures of $22.1 million, partially offset by the acquisitions of $70.4 million in the prior year.

Our capital investments remain focused on supporting our strategic growth priorities, growing our Direct-to-Consumer business, as well as expanding the presence of our brand internationally. Capital expenditures for the six months ended June 30, 2024 were $169.5 million, which included $72.2 million related to investments in our retail stores and direct-to-consumer technologies; $53.0 million related to the expansion of our global distribution infrastructure; and $20.8 million of investments in our new corporate offices. We expect our annual capital expenditures for 2024 to be approximately $325.0 to $375.0 million, which is primarily related to new stores, added omnichannel capabilities and incremental distribution capacity in key markets. We expect to fund ongoing capital expenses through a combination of available cash and borrowings.

Financing Activities

Net cash used in financing activities was $163.7 million during the six months ended June 30, 2024, compared to $63.3 million during the six months ended June 30, 2023. The increase of $100.5 million is the result of repurchases of common stock of $60.0 million, distributions to noncontrolling interests of $38.3 million, payments for employee taxes related to stock compensation of $30.3 million, and repayments on short-term borrowings of $28.9 million. These increases were partially offset by increased proceeds and decreased repayments from long-term borrowing of $55.6 million.

Capital Resources and Prospective Capital Requirements

Share Repurchase Program

On July 23, 2024, the Company's Board of Directors authorized a new share repurchase program effective July 25, 2024, pursuant to which the Company may purchase up to $1.0 billion in shares of its Class A common stock. This repurchase program expires on July 25, 2027, does not obligate the Company to acquire any particular amount of shares and replaced the prior share repurchase program authorization. Remaining repurchase authorization under the 2022 Share Repurchase Program was terminated upon commencement of the new program.

Financing Arrangements

At June 30, 2024, outstanding borrowings were $338.6 million, of which $248.2 million relates to loans for our domestic and China distribution centers, $90.1 million relates to our operations in China, and the remainder relates to our international operations. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants related to our short-term and long-term borrowings as of the date of this quarterly report. See Note 4 – Financial Commitments of the Condensed Consolidated Financial Statements for additional information.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates did not change materially during the quarter ended June 30, 2024.

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

Under the direction of the Audit Committee, our management is in the process of designing and implementing effective internal control measures to remediate the material weakness. These efforts include:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than the ongoing remediation efforts described above, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended June 30, 2024.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Our management does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Assessments of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements as a result of error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Nike, Inc. v. Skechers USA, Inc. – On November 6, 2023, Nike filed an action against our company in the United States District Court for the Central District of California, Case No. 2:23-CV-09346, alleging that certain Skechers shoe designs infringe the claims of six Nike utility patents that purportedly cover Nike’s Flyknit technologies. Nike seeks injunctive relief, damages (including treble damages), pre-judgment and post-judgment interest, and costs. On January 12, 2024, we answered Nike’s complaint, denying the allegations, and filed counterclaims seeking declarations of invalidity of the asserted patents, and non-infringement. The District Court has scheduled a claim construction hearing for September 20, 2024, and set a deadline of December 20, 2024 for the filing of summary judgment motions. The Court has also set trial to begin on September 15, 2025. While it is too early to predict the outcome of the District Court proceedings or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this matter vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the share repurchase activity during the quarter ended June 30, 2024.

Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased under the 2022 Share Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased under the 2022 Share Repurchase Program (in thousands)
April 30, 2024	—	$—	—	$205,672
May 31, 2024	815,303	68.09	815,303	150,156
June 30, 2024	63,597	70.78	63,597	145,654
Total	878,900	$68.29	878,900	$145,654

On July 23, 2024, the Company's Board of Directors authorized a new share repurchase program effective July 25, 2024, pursuant to which the Company may purchase up to $1.0 billion in shares of its Class A common stock. This repurchase program expires on July 25, 2027, does not obligate the Company to acquire any particular amount of shares and replaced the prior share repurchase program authorization. Remaining repurchase authorization under the 2022 Share Repurchase Program was terminated upon commencement of the new program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

101

Financial statements from the quarterly report on Form 10-Q of Skechers U.S.A., Inc. for the quarter ended June 30, 2024 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Stockholders' Equity and Redeemable Noncontrolling Interest; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements

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

Date: August 2, 2024	SKECHERS U.S.A., INC.

	By:	/s/ John Vandemore
John Vandemore
Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)