Form 10-Q
period 2024-09-30
SKECHERS USA INC
filed 2024-11-01
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 24, 2024 131,593,345 shares of the registrant’s Class A Common Stock, $0.001 par value per share, were outstanding.

As of October 24, 2024 19,378,651 shares of the registrant’s Class B Common Stock, $0.001 par value per share, were outstanding.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
(in thousands, except par value)	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$1,354,054	$1,189,910
Short-term investments	113,795	72,595
Trade accounts receivable, less allowances of $64,810 and $57,867	1,187,033	860,300
Other receivables	98,272	82,253
Inventory	1,706,842	1,525,409
Prepaid expenses and other	238,512	222,137
Total current assets ($1,448,448 and $1,252,372 related to VIEs)	4,698,508	3,952,604
Property, plant and equipment, net	1,782,606	1,506,690
Operating lease right-of-use assets	1,354,811	1,276,171
Deferred tax assets	443,571	450,574
Long-term investments	130,470	123,996
Goodwill	99,774	101,230
Other assets, net	136,301	136,086
Total non-current assets ($817,173 and $641,879 related to VIEs)	3,947,533	3,594,747
TOTAL ASSETS	$8,646,041	$7,547,351
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,190,194	$1,008,001
Accrued expenses	331,335	320,105
Operating lease liabilities	295,591	274,296
Current installments of long-term borrowings	371,438	46,571
Short-term borrowings	208,098	11,894
Total current liabilities ($868,123 and $600,337 related to VIEs)	2,396,656	1,660,867
Long-term operating lease liabilities	1,169,488	1,108,110
Long-term borrowings	49,351	242,944
Deferred tax liabilities	11,177	12,594
Other long-term liabilities	106,855	122,794
Total non-current liabilities ($143,424 and $329,219 related to VIEs)	1,336,871	1,486,442
Total liabilities	3,733,527	3,147,309
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest (Note 1)	91,979	89,832
Stockholders’ equity
Preferred Stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.001 par value; 500,000 shares authorized; 131,593 and 132,837 shares issued and outstanding	132	133
Class B Common Stock, $0.001 par value; 75,000 shares authorized; 19,379 and 20,182 shares issued and outstanding	19	20
Additional paid-in capital	110,350	295,847
Accumulated other comprehensive loss	(88,366)	(73,388)
Retained earnings	4,336,875	3,796,730
Skechers U.S.A., Inc. equity	4,359,010	4,019,342
Noncontrolling interests (Note 1)	461,525	290,868
Total stockholders' equity	4,820,535	4,310,210
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY	$8,646,041	$7,547,351

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Sales	$2,347,705	$2,024,958	$6,756,935	$6,039,402
Cost of sales	1,124,659	953,040	3,167,818	2,928,381
Gross profit	1,223,046	1,071,918	3,589,117	3,111,021
Operating expenses
Selling	211,162	178,286	603,534	493,964
General and administrative	778,460	680,449	2,246,830	1,962,564
Total operating expenses	989,622	858,735	2,850,364	2,456,528
Earnings from operations	233,424	213,183	738,753	654,493
Other income (expense)	11,891	(7,055)	8,189	5,660
Earnings before income taxes	245,315	206,128	746,942	660,153
Income tax expense	36,006	40,202	132,731	122,360
Net earnings	209,309	165,926	614,211	537,793
Less: Net earnings attributable to noncontrolling interests and redeemable noncontrolling interest (Note 1)	16,088	20,511	74,066	79,176
Net earnings attributable to Skechers U.S.A., Inc.	$193,221	$145,415	$540,145	$458,617
Net earnings per share attributable to Skechers U.S.A., Inc.
Basic	$1.27	$0.94	$3.54	$2.96
Diluted	$1.26	$0.93	$3.50	$2.93
Weighted-average shares used in calculating net earnings per share attributable to Skechers U.S.A., Inc.
Basic	151,831	154,525	152,409	154,876
Diluted	153,662	156,200	154,412	156,496

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net earnings	$209,309	$165,926	$614,211	$537,793
Other comprehensive income, net of tax
Net unrealized loss on derivative contract	(1,810)	(776)	(3,673)	(1,693)
Gain (loss) on foreign currency translation adjustment	16,516	(13,301)	(22,680)	(22,594)
Comprehensive income	224,015	151,849	587,858	513,506
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest (Note 1)	18,490	16,771	62,691	68,036
Comprehensive income attributable to Skechers U.S.A., Inc.	$205,525	$135,078	$525,167	$445,470

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity and Redeemable Noncontrolling Interest

(Unaudited)

	Shares		Amount
(in thousands)	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid–in capital	Accumulated other comprehensive loss	Retained earnings	Skechers U.S.A., Inc. equity	Noncontrolling interests (Note 1)	Total stockholders' equity (Note 1)	Redeemable noncontrolling interest (Note 1)
Balance at June 30, 2024	132,231	20,079	$132	$20	$178,148	$(100,670)	$4,143,654	$4,221,284	$292,288	$4,513,572	$93,576
Net earnings	—	—	—	—	—	—	193,221	193,221	14,279	207,500	1,809
Foreign currency translation adjustment	—	—	—	—	—	12,304	—	12,304	7,618	19,922	(3,406)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	150,000	150,000	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(850)	(850)	—
Net unrealized loss on derivative contract	—	—	—	—	—	—	—	—	(1,810)	(1,810)	—
Stock compensation expense	—	—	—	—	21,026	—	—	21,026	—	21,026	—
Shares issued under the incentive award plan	48	—	—	—	1,611	—	—	1,611	—	1,611	—
Shares redeemed for employee tax withholdings	(7)	—	—	—	(409)	—	—	(409)	—	(409)	—
Repurchases of common stock	(1,379)	—	(1)	—	(90,026)	—	—	(90,027)	—	(90,027)	—
Conversion of Class B Common Stock into Class A Common Stock	700	(700)	1	(1)	—	—	—	—	—	—	—
Balance at September 30, 2024	131,593	19,379	$132	$19	$110,350	$(88,366)	$4,336,875	$4,359,010	$461,525	$4,820,535	$91,979

Balance at June 30, 2023	134,291	20,464	$134	$20	$362,769	$(87,707)	$3,564,133	$3,839,349	$266,277	$4,105,626	$85,836
Net earnings	—	—	—	—	—	—	145,415	145,415	19,303	164,718	1,208
Foreign currency translation adjustment	—	—	—	—	—	(10,337)	—	(10,337)	(2,424)	(12,761)	(540)
Distributions to noncontrolling interests	—	—			—	—	—	—	(16,755)	(16,755)	—
Net unrealized gain on derivative contract	—	—	—	—	—	—	—	—	(776)	(776)	—
Stock compensation expense	—	—	—	—	17,979	—	—	17,979	—	17,979	—
Shares issued under the incentive award plan	16	—	—	—	—	—	—	—	—	—	—
Shares redeemed for employee tax withholdings	(6)	—	—	—	(257)	—	—	(257)	—	(257)	—
Repurchases of common stock	(805)	—	—	—	(40,015)	—	—	(40,015)	—	(40,015)	—
Conversion of Class B Common Stock into Class A Common Stock	78	(78)	—	—	—	—	—	—	—	—	—
Balance at September 30, 2023	133,574	20,386	$134	$20	$340,476	$(98,044)	$3,709,548	$3,952,134	$265,625	$4,217,759	$86,504

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity and Redeemable Noncontrolling Interest

(Unaudited)

	Shares		Amount
(in thousands)	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid–in capital	Accumulated other comprehensive loss	Retained earnings	Skechers U.S.A., Inc. equity	Noncontrolling interests (Note 1)	Total stockholders' equity (Note 1)	Redeemable noncontrolling interest (Note 1)
Balance at December 31, 2023	132,837	20,182	$133	$20	$295,847	$(73,388)	$3,796,730	$4,019,342	$290,868	$4,310,210	$89,832
Net earnings	—	—	—	—	—	—	540,145	540,145	65,807	605,952	8,259
Foreign currency translation adjustment	—	—	—	—	—	(14,978)	—	(14,978)	(1,590)	(16,568)	(6,112)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	150,000	150,000	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(39,887)	(39,887)	—
Net unrealized loss on derivative contract	—	—	—	—	—	—	—	—	(3,673)	(3,673)	—
Stock compensation expense	—	—	—	—	65,190	—	—	65,190	—	65,190	—
Proceeds from the employee stock purchase plan	137	—	—	—	6,823	—	—	6,823	—	6,823	—
Shares issued under the incentive award plan	1,861	—	2	—	1,609	—	—	1,611	—	1,611	—
Shares redeemed for employee tax withholdings	(793)	—	(1)	—	(49,057)	—	—	(49,058)	—	(49,058)	—
Repurchases of common stock	(3,252)	—	(3)	—	(210,062)	—	—	(210,065)	—	(210,065)	—
Conversion of Class B Common Stock into Class A Common Stock	803	(803)	1	(1)	—	—	—	—	—	—	—
Balance at September 30, 2024	131,593	19,379	$132	$19	$110,350	$(88,366)	$4,336,875	$4,359,010	$461,525	$4,820,535	$91,979

Balance at December 31, 2022	134,473	20,810	$134	$21	$403,799	$(84,897)	$3,250,931	$3,569,988	$223,229	$3,793,217	$78,369
Net earnings	—	—	—	—	—	—	458,617	458,617	74,471	533,088	4,705
Foreign currency translation adjustment	—	—	—	—	—	(13,147)	—	(13,147)	(12,877)	(26,024)	3,430
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(17,505)	(17,505)	—
Net unrealized loss on derivative contract	—	—	—	—	—	—	—	—	(1,693)	(1,693)	—
Stock compensation expense	—	—	—	—	49,947	—	—	49,947	—	49,947	—
Proceeds from the employee stock purchase plan	148	—	—	—	5,402	—	—	5,402	—	5,402	—
Shares issued under the incentive award plan	954	—	1	—	(1)	—	—	—	—	—	—
Shares redeemed for employee tax withholdings	(364)	—	—	—	(18,632)	—	—	(18,632)	—	(18,632)	—
Repurchases of common stock	(2,061)	—	(2)	—	(100,039)	—	—	(100,041)	—	(100,041)	—
Conversion of Class B Common Stock into Class A Common Stock	424	(424)	1	(1)	—	—	—	—	—	—	—
Balance at September 30, 2023	133,574	20,386	$134	$20	$340,476	$(98,044)	$3,709,548	$3,952,134	$265,625	$4,217,759	$86,504

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net earnings	$614,211	$537,793
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	153,323	131,535
Provision for bad debts and returns	40,534	39,282
Stock compensation	65,190	49,947
Deferred income taxes	5,299	12,422
Net foreign currency adjustments	7,394	(10,642)
Changes in operating assets and liabilities
Receivables	(372,193)	(67,669)
Inventory	(178,452)	443,940
Other assets	(111,871)	(70,114)
Accounts payable	174,325	(133,174)
Other liabilities	56,958	(14,633)
Net cash provided by operating activities	454,718	918,687
Cash flows from investing activities
Capital expenditures	(283,435)	(238,712)
Acquisitions, net of cash acquired	—	(70,370)
Purchases of investments	(145,371)	(108,828)
Proceeds from sales and maturities of investments	97,697	108,910
Net cash used in investing activities	(331,109)	(309,000)
Cash flows from financing activities
Net proceeds from the employee stock purchase plan	6,823	5,402
Repayments on long-term borrowings	(14,949)	(48,072)
Proceeds from long-term borrowings	137,106	44,685
Net proceeds from short-term borrowings	196,059	15,543
Net payments related to equity awards	(47,447)	(18,632)
Repurchases of common stock	(210,065)	(100,041)
Distributions to noncontrolling interests	(39,887)	(17,505)
Net cash provided by (used in) financing activities	27,640	(118,620)
Effect of exchange rate changes on cash and cash equivalents	12,895	(6,399)
Net change in cash and cash equivalents	164,144	484,668
Cash and cash equivalents at beginning of the period	1,189,910	615,733
Cash and cash equivalents at end of the period	$1,354,054	$1,100,401

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$14,951	$16,361
Income taxes, net	140,607	91,097
Non-cash transactions
Right-of-use assets exchanged for lease liabilities	314,914	221,311
Contribution from noncontrolling interests	150,000	—
Non-cash consideration for acquired business	—	8,873

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

A joint venture agreement allows the partner, based on certain triggers, to require the Company to repurchase its noncontrolling interest. As the redemption feature is not solely within the control of the Company, the noncontrolling interest is classified within temporary equity as redeemable noncontrolling interest. As of September 30, 2024 and December 31, 2023, it was not probable that the redeemable noncontrolling interest would become redeemable. Prior periods presented were revised to reflect consistent presentation as the result of this correction. The impact to the previously reported Condensed Consolidated Balance Sheet as of December 31, 2023, was as follows:

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

The Company’s Level 1 investments primarily include money market funds, United States (“U.S.”) Treasury securities and actively traded mutual funds; Level 2 investments primarily include corporate notes and bonds, asset-backed securities and U.S. Agency securities; and the Company does not currently have any Level 3 assets or liabilities. The Company has one Level 2 derivative instrument which is an interest rate swap (see Note 4 – Financial Commitments) classified as prepaid expenses and other at September 30, 2024 and as other assets, net at December 31, 2023. The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. Credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

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

DERIVATIVE INSTRUMENTS

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Company uses an interest rate swap as part of its interest rate risk management strategy. The Company’s interest rate swap, designated as a cash flow hedge, involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. By utilizing an interest rate swap, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. The Company continually assesses the creditworthiness of its counterparties. As of September 30, 2024, all counterparties to the interest rate swap had performed in accordance with their contractual obligations.

SUBSEQUENT EVENT

Subsequent to September 30, 2024, the Company repatriated $400.0 million of foreign earnings to the United States.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Among other new disclosure requirements, ASU 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 will be effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025. ASU 2023-07 must be applied retrospectively to all prior periods presented in the financial statements. The adoption of this guidance will not affect the Company's consolidated financial position, results of operations or cash flows. We are currently evaluating the disclosure impact of ASU 2023-07.

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

(2)
Cash, Cash Equivalents, Short-term and Long-term Investments

The following tables show the Company’s cash, cash equivalents, short-term and long-term investments by significant investment category:

	As of September 30, 2024
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$1,324,798	$1,324,798	$1,324,798	$—	$—
Level 1
Money market funds	18,009	18,009	18,009	—	—
U.S. Treasury securities	10,553	10,553	—	8,483	2,070
Mutual funds	N/A	4,469	—	—	4,469
Total level 1	28,562	33,031	18,009	8,483	6,539
Level 2
Corporate notes and bonds	125,521	125,521	6,998	83,545	34,978
Asset-backed securities	18,499	18,499	—	839	17,660
U.S. Agency securities	29,058	29,058	4,249	20,928	3,881
Total level 2	173,078	173,078	11,247	105,312	56,519
Total	$1,526,438	$1,530,907	$1,354,054	$113,795	$63,058

	As of December 31, 2023
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$972,278	$972,278	$972,278	$—	$—
Level 1
Money market funds	176,317	176,317	176,317	—	—
U.S. Treasury securities	39,769	39,769	29,942	9,827	—
Mutual funds	N/A	8,535	—	—	8,535
Total level 1	216,086	224,621	206,259	9,827	8,535
Level 2
Corporate notes and bonds	97,795	97,795	9,374	50,949	37,472
Asset-backed securities	11,159	11,159	—	—	11,159
U.S. Agency securities	27,269	27,269	1,999	11,819	13,451
Total level 2	136,223	136,223	11,373	62,768	62,082
Total	$1,324,587	$1,333,122	$1,189,910	$72,595	$70,617

The Company’s investments consist of U.S. Treasury securities, corporate notes and bonds, asset-backed securities and U.S. agency securities, which the Company has the intent and ability to hold to maturity and therefore are classified as held-to-maturity. The Company holds mutual funds in its deferred compensation plan which are classified as trading securities. The Company may sell certain of its investments prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s long-term investments are less than two years. The Company minimizes the potential risk of principal loss by investing in highly-rated securities and limiting the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio. Included in long-term investments on the Condensed Consolidated Balance Sheets are company owned life insurance contracts of $67.4 million and $53.4 million at September 30, 2024 and December 31, 2023. Interest income was $11.2 million and $7.3 million for the three months ended September 30, 2024 and 2023, and $30.2 million and $15.2 million for the nine months ended September 30, 2024 and 2023.

When evaluating an investment for its current expected credit losses, the Company reviews factors such as historical experience with defaults, losses, credit ratings, term and macroeconomic trends, including current conditions and forecasts to the extent they are reasonable and supportable.

(3)
Accrued Expenses

Accrued expenses were as follows:

	As of	As of
(in thousands)	September 30, 2024	December 31, 2023
Accrued payroll, taxes, and other	$207,492	$166,132
Return reserve liability	82,523	80,968
Accrued inventory purchases	41,320	73,005
Accrued expenses	$331,335	$320,105

(4)
Financial Commitments

The Company had $35.7 million and $32.5 million letters of credit at September 30, 2024 and December 31, 2023, and approximately $208.1 million and $11.9 million in short-term borrowings at September 30, 2024 and December 31, 2023. Interest expense was $6.0 million and $5.7 million for the three months ended September 30, 2024 and 2023, and $15.4 million and $16.8 million for the nine months ended September 30, 2024 and 2023.

Long-term borrowings were as follows:

	As of	As of
(in thousands)	September 30, 2024	December 31, 2023
HF-T1 Distribution Center Loan	$129,505	$129,505
HF-T2 Distribution Center Construction Loan	73,017	73,017
China Distribution Center Expansion Construction Loan	49,351	40,330
China Operational Loans	168,758	46,228
Other	158	435
Subtotal	420,789	289,515
Less: Current installments	371,438	46,571
Total long-term borrowings	$49,351	$242,944

Revolving Credit Facility

The Company maintains a revolving credit facility which allows for a senior unsecured credit facility of $750.0 million, which may be increased by up to $250.0 million under certain conditions and provides for the issuance of letters of credit up to a maximum of $100.0 million and swingline loans up to a maximum of $50.0 million. The expiration date is December 15, 2026. At September 30, 2024, there was $175.0 million outstanding under the revolving credit facility included in short-term borrowings with weighted-average annual interest rate of 6.27% for the nine months ended September 30, 2024. At December 31, 2023, there was no outstanding balance under the revolving credit facility. The unused credit capacity was $571.1 million and $746.9 million at September 30, 2024 and December 31, 2023.

The Company is required to maintain a maximum total adjusted net leverage ratio of 3.75:1, except in the event of an acquisition in which case the ratio may be increased at the Company’s election to 4.25:1 for the quarter in which such acquisition occurs and for the next three quarters thereafter. The Company was in compliance with the financial covenants at September 30, 2024.

Additionally, the Company maintains various credit facilities within our international market with an aggregate capacity of approximately $142.8 million that is available for working capital needs and issuance of letters of credit. The Company had $33.1 million and $11.9 million of borrowings outstanding under these credit facilities included in short-term borrowings at September 30, 2024 and December 31, 2023.

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

The Interest Rate Swap involves the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. At September 30, 2024 and December 31, 2023, the Interest Rate Swap had an aggregate notional amount of $129.5 million. Under the terms of the Swap Agreement Amendment, the Company will pay a weighted-average fixed rate of 0.778% on the notional amount and receive payments from the counterparty based on the 30-day SOFR rate, effectively modifying the Company’s exposure to interest rate risk by converting floating-rate debt to a fixed rate of 2.63%. At September 30, 2024, the outstanding balance under the HF-T1 2020 Loan was classified as current installments of long-term borrowings.

HF-T2 Distribution Center Construction Loan

On April 3, 2020, HF Logistics-SKX T2, LLC (“HF-T2”), a joint venture, entered into a construction loan agreement of up to $73.0 million with Bank of America, N.A. to expand the North American distribution center. The maturity date is April 3, 2025. The interest rate is based on the Bloomberg Short-Term Bank Yield Index Daily Floating Rate plus a margin of 190 basis points, reducing to 175 basis points upon substantial completion of the construction and certain other conditions being satisfied. The weighted-average annual interest rate on borrowings was 7.09% during the nine months ended September 30, 2024. The obligations of the JV under this loan are guaranteed by TGD Holdings I, LLC, which is an affiliate of HF. At September 30, 2024, the outstanding balance under the HF-T2 2020 Loan was classified as current installments of long-term borrowings.

China Distribution Center Expansion Construction Loan

On October 18, 2022, the Company entered into a loan agreement for 1.1 billion yuan with Bank of China Co., Ltd to finance the construction of its distribution center expansion in China. Interest is paid quarterly. The interest rate at September 30, 2024 was 2.95% and may increase or decrease over the life of the loan, and will be evaluated every 12 months. This loan matures 10 years from the initial receipt of funds. Beginning in 2026, the principal of the loan will be repaid in semi-annual installments of variable amounts. The obligations of this loan entered through the Company’s Taicang Subsidiary are jointly and severally guaranteed by the Company’s China joint venture.

China Operational Loans

The Company has certain secured credit facilities with an aggregate capacity of 1.65 billion yuan to support the operations of its China joint venture. The interest rate was 1.04% to 2.60% per annum at September 30, 2024 and had interest rates ranging from 2.75% to 2.90% per annum at December 31, 2023. The outstanding balances under these working capital loans were classified as current installments of long-term borrowings.

Other Financial Commitments

During the quarter, the Company created the new joint venture, HF Logistics-SKX T3, LLC to support expansion for our North America distribution center. The Company will contribute $150.0 million consisting of $50.0 million paid in the quarter and the remaining $100.0 million to be contributed in even quarterly amounts over the next four quarters. The joint venture partner contributed land with an estimated value of $150.0 million.

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

On July 23, 2024, the Company's Board of Directors authorized a new share repurchase program effective July 25, 2024, pursuant to which the Company may, from time to time, purchase shares of its Class A common stock, for an aggregate repurchase price not to exceed $1.0 billion. This repurchase program expires on July 25, 2027, does not obligate the Company to acquire any particular amount of shares, and replaced the prior share repurchase authorization. Remaining repurchase authorization under the 2022 Share Repurchase Program was terminated upon authorization of the new program. At September 30, 2024, there was $910.0 million remaining to repurchase shares under the share repurchase program.

The following table provides a summary the Company’s stock repurchase activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shares repurchased	1,379,206	805,486	3,252,321	2,061,151
Average cost per share	$65.27	$49.68	$64.59	$48.54
Total cost of shares repurchased (in thousands)	$90,027	$40,015	$210,065	$100,041

INCENTIVE AWARD PLAN

In the nine months ended September 30, 2024, the Company granted restricted stock with time-based vesting as well as performance-based awards. The performance-based awards include a market condition tied to the Company’s total shareholder return (“TSR”) in relation to its peer companies as well as a financial performance condition tied to annual earnings per share (“EPS”) growth. The vesting and ultimate payout of performance awards is determined at the end of the three-year performance period and can vary from zero to 200% based on actual results. At September 30, 2024, there were 5,759,278 shares available for grant as equity awards under the 2023 Incentive Award Plan if target levels are achieved for performance-based awards and 5,174,828 if maximum levels are achieved.

The Company issued the following stock-based instruments:

	Nine Months Ended September 30,
	2024		2023
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value
Restricted stock	1,196,960	$59.05	901,140	$45.97
Performance-based restricted stock	93,500	$60.91	121,225	$43.34
Market-based restricted stock	93,500	$78.80	121,225	$59.71

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

A summary of the status and changes of the Company’s unvested shares is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2023	3,462,705	$43.54
Granted	1,383,960	60.51
Vested	(1,830,791)	42.85
Cancelled	(51,400)	51.83
Performance Adjustment	224,809	46.87
Unvested at September 30, 2024	3,189,283	$51.40

For the nine months ended September 30, 2024, shares were issued based on achievement of certain EPS and TSR metrics.

A summary of the payout for EPS and TSR grants is presented below:

	Nine Months Ended September 30, 2024
	Target Shares	Payout Factor	Performance Adjustment
December 2020 EPS Grant	125,000	133%	41,665
December 2020 TSR Grant	125,000	162%	77,250
March 2021 EPS Grant	108,750	133%	36,250
March 2021 TSR Grant	108,750	164%	69,644
Total Performance Adjustments			224,809

For the three months ended September 30, 2024 and 2023, the Company recognized $20.3 million and $17.4 million of incentive stock compensation expense. For the nine months ended September 30, 2024 and 2023, the Company recognized $62.6 million and $47.8 million of incentive stock compensation expense. At September 30, 2024, the unamortized stock compensation of $104.1 million is expected to be recognized over a weighted-average period of 1.42 years.

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

For the three months ended September 30, 2024 and 2023, the Company recognized $0.7 million and $0.6 million ESPP stock compensation expense. For the nine months ended September 30, 2024 and 2023, the Company recognized $2.6 million and $2.1 million of ESPP stock compensation expense. At September 30, 2024, there were 3,437,873 shares available for sale under the 2018 ESPP.

(6)
Earnings Per Share

Basic EPS and diluted EPS are calculated by dividing net earnings by the following: for basic EPS, the weighted-average number of common shares outstanding for the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive common shares using the treasury stock method.

The calculation of EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net earnings attributable to Skechers U.S.A., Inc.	$193,221	$145,415	$540,145	$458,617

Weighted-average common shares outstanding, basic	151,831	154,525	152,409	154,876
Dilutive effect of nonvested shares	1,831	1,675	2,003	1,620
Weighted-average common shares outstanding, diluted	153,662	156,200	154,412	156,496
Anti-dilutive common shares excluded above	4	1	10	14
Net earnings per share attributable to Skechers U.S.A., Inc.
Basic	$1.27	$0.94	$3.54	$2.96
Diluted	$1.26	$0.93	$3.50	$2.93

(7)
Income Taxes

The tax provisions for the three and nine months ended September 30, 2024 and 2023, were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which the Company has operations, the applicable statutory rates range from 0% to 35%, which is on average significantly lower than the U.S. federal and state combined statutory rate of 25%. The Company’s effective tax rate was 14.7% and 19.5% for the three months ended September 30, 2024 and 2023. For the quarter, the decrease in the effective tax rate is due to the release of certain allowances and other provision adjustments. The Company's effective tax rate was 17.8% and 18.5% for the nine months ended September 30, 2024 and 2023. Year-to-date, the decrease in the effective tax rate is primarily due to the release of certain allowances and other provision adjustments.

In the normal course of business, the Company's tax filings are subject to audit by federal, state, and foreign tax authorities. Our U.S. federal tax returns are under examination by the Internal Revenue Service for fiscal years ended December 31, 2015 through December 31, 2022. Additionally, the Company is currently under examination in certain foreign jurisdictions. We are unable to determine the impact as these examinations have not been completed.

(8)
Related Party Transactions

The Skechers Foundation (the “Foundation”) is a 501(c)(3) non-profit entity and not a subsidiary or otherwise affiliated with the Company. The Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer, are officers and directors of the Foundation. During each of the three months ended September 30, 2024 and 2023, the Company made contributions of $0.5 million, and contributions of $1.5 million for each of the nine months ended September 30, 2024 and 2023.

(9)
Segment and Geographic Information

The Company has two reportable segments, Wholesale and Direct-to-Consumer. Management evaluates segment performance based primarily on sales and gross margin. Other costs and expenses of the Company are analyzed on an aggregate basis and not allocated to the segments. The following summarizes the Company’s operations by segment and geographic area:

Segment Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Wholesale sales	$1,416,003	$1,174,596	$3,969,812	$3,542,172
Gross profit	605,457	510,043	1,738,479	1,453,593
Gross margin	42.8%	43.4%	43.8%	41.0%

Direct-to-Consumer sales	$931,702	$850,362	$2,787,123	$2,497,230
Gross profit	617,589	561,875	1,850,638	1,657,428
Gross margin	66.3%	66.1%	66.4%	66.4%

Total sales	$2,347,705	$2,024,958	$6,756,935	$6,039,402
Gross profit	1,223,046	1,071,918	3,589,117	3,111,021
Gross margin	52.1%	52.9%	53.1%	51.5%

(in thousands)	As of September 30, 2024	As of December 31, 2023
Identifiable assets
Wholesale	$4,303,324	$3,607,537
Direct-to-Consumer	4,342,717	3,939,814
Total	$8,646,041	$7,547,351

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Additions to property, plant and equipment
Wholesale	$57,569	$65,667	$154,929	$173,099
Direct-to-Consumer	56,329	25,620	128,506	65,613
Total	$113,898	$91,287	$283,435	$238,712

Geographic Information

Geographic sales
Domestic Wholesale	$514,632	$407,670	$1,437,497	$1,240,355
Domestic Direct-to-Consumer	401,374	386,883	1,141,158	1,096,909
Total domestic sales	916,006	794,553	2,578,655	2,337,264

International Wholesale	901,371	766,926	2,532,315	2,301,817
International Direct-to-Consumer	530,328	463,479	1,645,965	1,400,321
Total international sales	1,431,699	1,230,405	4,178,280	3,702,138

Total sales	$2,347,705	$2,024,958	$6,756,935	$6,039,402

Regional Sales
Americas (AMER)	$1,156,073	$1,017,447	$3,276,469	$2,990,384
Europe, Middle East & Africa (EMEA)	625,612	480,377	1,745,798	1,448,221
Asia Pacific (APAC)	566,020	527,134	1,734,668	1,600,797
Total sales	$2,347,705	$2,024,958	$6,756,935	$6,039,402

China sales	$252,422	$267,602	$884,678	$851,956

(in thousands)	As of September 30, 2024	As of December 31, 2023
Property, plant and equipment, net
Domestic	$1,196,938	$957,569
International	585,668	549,121
Total	$1,782,606	$1,506,690

China property plant and equipment, net	$293,840	$286,854

The Company’s sales to its five largest customers accounted for 9.9% and 8.2% of total sales for the three months ended September 30, 2024 and 2023, and for the nine months ended September 30, 2024 and 2023 were 9.0% and 7.8%.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Net assets held outside the U.S. were $5.8 billion and $5.1 billion at September 30, 2024 and December 31, 2023.

The Company performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated doubtful accounts. Domestic accounts receivable generally do not require collateral. Foreign accounts receivables are generally collateralized by letters of credit. The Company’s additions to the provision for expected credit losses for the three months ended September 30, 2024 and 2023 were $1.1 million and $1.0 million, and for the nine months ended September 30, 2024 and 2023 were $3.8 million and $2.1 million.

The Company’s accounts receivables, excluding allowances for bad debts and chargebacks, by geography are summarized as follows:

(in thousands)	As of September 30, 2024	As of December 31, 2023
Domestic Accounts Receivable	$411,631	$276,918
International Accounts Receivable	840,212	641,249

The Company’s top five manufacturers produced the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(percentage of total production)	2024	2023	2024	2023
Manufacturer #1	21.8	24.7	20.6	21.4
Manufacturer #2	6.4	7.6	6.9	6.9
Manufacturer #3	6.0	5.9	5.9	6.3
Manufacturer #4	6.0	5.6	5.9	5.5
Manufacturer #5	3.6	5.1	3.6	4.9
Total	43.8	48.9	42.9	45.0

(10)
Commitments and Contingencies

In accordance with GAAP, the Company records a liability in its condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the condensed consolidated financial statements at September 30, 2024, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

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

The risks included herein are not exhaustive. Other sections of this report include additional factors that could adversely impact our business, financial condition and results of operations. Moreover, we operate in a very competitive and rapidly changing environment, and new risk factors emerge from time to time. We cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these inherent and changing risks and uncertainties, investors should not place undue reliance on forward-looking statements, which reflect our opinions only as of the date of this quarterly report, as a prediction of actual results. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document, except as otherwise required by reporting requirements of applicable federal and states securities laws.

OVERVIEW

Skechers continued 2024 by setting a quarterly sales record of $2.35 billion, an increase of 15.9% compared to the same period as the prior year, driven by strong demand for our strong portfolio of innovative footwear. We experienced growth across all regions and sales increased in both segments led by Wholesale, with an increase of 18% internationally and 26% domestically. Diluted earnings per share were $1.26, an increase of $0.33 per share compared to the prior year. The broad-based growth is the result of our dedication to delivering exceptional product for consumers of all ages and interests.

We make efforts to deploy our capital in meaningful ways while maintaining a strong financial position and sufficient liquidity. On July 23, 2024, the Company's Board of Directors authorized a new three-year share repurchase program effective July 25, 2024, pursuant to which the Company may purchase up to $1.0 billion in shares of its Class A common stock. During the third quarter, the Company repurchased 1.4 million shares of its Class A common stock at a cost of $90.0 million.

We focus our initiatives with targeted and effective demand creation. In the quarter ending September 30, 2024, we launched Skechers x John Deere, delivering a product that incorporates the iconic John Deere branding with Skechers’ comfort technologies for agricultural professionals, construction workers, outdoor enthusiasts, and others. In our Performance footwear, Skechers Football boots released globally in July, shortly followed by the global release of Skechers Basketball.

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

Selected information from our results of operations follows:

	Three Months Ended September 30,		Change
(in thousands)	2024	2023	$	%
Sales	$2,347,705	$2,024,958	322,747	15.9
Cost of sales	1,124,659	953,040	171,619	18.0
Gross profit	1,223,046	1,071,918	151,128	14.1
Gross margin	52.1%	52.9%		(80) bps
Operating expenses
Selling	211,162	178,286	32,876	18.4
General and administrative	778,460	680,449	98,011	14.4
Total operating expenses	989,622	858,735	130,887	15.2
As a % of sales	42.2%	42.4%		(30) bps
Earnings from operations	233,424	213,183	20,241	9.5
Operating margin	9.9%	10.5%		(60) bps
Other income (expense)	11,891	(7,055)	18,946	n/m
Earnings before income taxes	245,315	206,128	39,187	19.0
Income tax expense	36,006	40,202	(4,196)	(10.4)
Net earnings	209,309	165,926	43,383	26.1
Less: Net earnings attributable to noncontrolling interests and redeemable noncontrolling interest	16,088	20,511	(4,423)	(21.6)
Net earnings attributable to Skechers U.S.A., Inc.	$193,221	$145,415	47,806	32.9

Sales

Sales increased $322.7 million, or 15.9%, to $2.3 billion compared to $2.0 billion as a result of a 16.4% increase internationally and a 15.3% increase domestically. Wholesale increased 20.6% and Direct-to-Consumer increased 9.6%. Sales increased overall due to higher sales volume, partially offset by lower average selling prices.

Gross margin

Gross margin decreased 80 basis points to 52.1% compared to 52.9%, primarily due to lower average selling prices driven by higher promotions.

Operating expenses

Operating expenses increased $130.9 million, or 15.2%, to $989.6 million, and as a percentage of sales decreased 30 basis points to 42.2%. Selling expenses increased $32.9 million, or 18.4%, to $211.2 million, primarily due to higher brand demand creation expenditures. General and administrative expenses increased $98.0 million, or 14.4%, to $778.5 million. The increased expenses were primarily driven by increases in labor costs of $48.4 million and facility related costs of $23.5 million, including rent and depreciation, driven by retail expansion and corporate compensation.

Other income (expense)

Other income was $11.9 million for the three months ended September 30, 2024, compared to an expense of $7.1 million for the three months ended September 30, 2023. The increase of $18.9 million was primarily due to favorable foreign currency exchange rates and an increase in interest income.

Income taxes

Income tax expense and the effective tax rate were as follows:

	Three Months Ended September 30,
(in thousands)	2024	2023
Income tax expense	$36,006	$40,202
Effective tax rate	14.7%	19.5%

Our income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0% to 35%, and on average is significantly lower than the U.S. federal and state combined statutory rate of 25%. For the quarter, the decrease in the effective tax rate is due to the release of certain allowances and other provision adjustments.

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

Noncontrolling interests and redeemable noncontrolling interest in net earnings of consolidated subsidiaries

Noncontrolling interests and redeemable noncontrolling interest represents the share of net earnings that is attributable to our joint venture partners. Net earnings attributable to noncontrolling interests and redeemable noncontrolling interest decreased $4.4 million to $16.1 million, compared to $20.5 million in the prior year, due to lower earnings by our joint ventures, predominantly in China.

RESULTS OF SEGMENT OPERATIONS – THIRD QUARTER

Wholesale

	Three Months Ended September 30,		Change
(in thousands)	2024	2023	$	%
Sales	$1,416,003	$1,174,596	241,407	20.6
Gross profit	605,457	510,043	95,414	18.7
Gross margin	42.8%	43.4%		(70) bps

Wholesale sales increased $241.4 million, or 20.6%, to $1.4 billion, which includes increases in the Americas of 21.6% and Europe, Middle East & Africa of 30.9%, and Asia Pacific of 5.1%. Wholesale volume increased 21.2% and average selling price decreased 0.5%.

Wholesale gross margin decreased 70 basis points to 42.8%, primarily due to a decrease in average selling price.

Direct-to-Consumer

	Three Months Ended September 30,		Change
(in thousands)	2024	2023	$	%
Sales	$931,702	$850,362	81,340	9.6
Gross profit	617,589	561,875	55,714	9.9
Gross margin	66.3%	66.1%		20 bps

Direct-to-Consumer sales increased $81.3 million, or 9.6%, to $0.9 billion, which includes increases in Europe, Middle East & Africa of 28.0%, Asia Pacific of 10.0%, and the Americas of 5.0%. Direct-to-Consumer volume increased 10.7% and average selling price decreased 1.0%.

Direct-to-Consumer gross margin increased 20 basis points to 66.3% due to lower costs per unit, partially offset by a decrease in average selling prices.

RESULTS OF OPERATIONS – NINE MONTHS

Selected information from our results of operations follows:

	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	$	%
Sales	$6,756,935	$6,039,402	717,533	11.9
Cost of sales	3,167,818	2,928,381	239,437	8.2
Gross profit	3,589,117	3,111,021	478,096	15.4
Gross margin	53.1%	51.5%		160 bps
Operating expenses
Selling	603,534	493,964	109,570	22.2
General and administrative	2,246,830	1,962,564	284,266	14.5
Total operating expenses	2,850,364	2,456,528	393,836	16.0
As a % of sales	42.2%	40.7%		150 bps
Earnings from operations	738,753	654,493	84,260	12.9
Operating margin	10.9%	10.8%		10 bps
Other income	8,189	5,660	2,529	44.7
Earnings before income taxes	746,942	660,153	86,789	13.1
Income tax expense	132,731	122,360	10,371	8.5
Net earnings	614,211	537,793	76,418	14.2
Less: Net earnings attributable to noncontrolling interests and redeemable noncontrolling interest	74,066	79,176	(5,110)	(6.5)
Net earnings attributable to Skechers U.S.A., Inc.	$540,145	$458,617	81,528	17.8

Sales

Sales increased $717.5 million, or 11.9%, to $6.8 billion, compared to $6.0 billion as a result of an 12.9% increase internationally and a 10.3% increase domestically. Wholesale increased 12.1% and Direct-to-Consumer increased 11.6%. Sales increased overall due to higher sales volume.

Gross margin

Gross margin increased 160 basis points to 53.1% compared to 51.5%, due to lower costs per unit, driven by lower freight.

Operating expenses

Operating expenses increased $393.8 million, or 16.0%, to $2.9 billion, and as a percentage of sales increased 150 basis points to 42.2%. Selling expenses increased $109.6 million, or 22.2%, to $603.5 million, primarily due to higher brand demand creation expenditures. General and administrative expenses increased $284.3 million, or 14.5%, to $2.2 billion. The increased expenses were driven by increases in labor costs of $134.9 million, facility related costs of $59.8 million, including rent and depreciation, driven by retail expansion and corporate compensation, and legal fees of $22.6 million.

Other income

Other income was $8.2 million for the nine months ended September 30, 2024, as compared to $5.7 million for the nine months ended September 30, 2023. The increase of $2.5 million was primarily due an increase in interest income, partially offset by unfavorable foreign currency exchange rates.

Income taxes

Income tax expense and the effective tax rate were as follows:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Income tax expense	$132,731	$122,360
Effective tax rate	17.8%	18.5%

Our provision for income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (loss) before income taxes. In the foreign jurisdictions in which we have operations, the applicable statutory rates range from 0% to 35%, which on average are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 25%. Year-to-date, the decrease in the effective tax rate is primarily due to the release of certain allowances and other provision adjustments.

Noncontrolling interest and redeemable noncontrolling interest in net earnings of consolidated joint ventures

Noncontrolling interests and redeemable noncontrolling interest represents the share of net earnings that is attributable to our joint venture partners. Net earnings attributable to noncontrolling interests and redeemable noncontrolling interest decreased $5.1 million to $74.1 million, compared to $79.2 million in the prior year, due to lower earnings by our joint ventures, predominantly in China.

RESULTS OF SEGMENT OPERATIONS – NINE MONTHS

Wholesale

	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	$	%
Sales	$3,969,812	$3,542,172	427,640	12.1
Gross profit	1,738,479	1,453,593	284,886	19.6
Gross margin	43.8%	41.0%		280 bps

Wholesale sales increased $427.6 million, or 12.1%, to $4.0 billion, due to increases in the Americas of 12.5%, Europe, Middle East & Africa of 15.5%, and Asia Pacific of 6.1%. Wholesale volume increased 12.5% and average selling price decreased 0.3%.

Wholesale gross margin increased 280 basis points to 43.8% driven by lower cost per unit due to lower freight.

Direct-to-Consumer

	Nine Months Ended September 30,		Change
(in thousands)	2024	2023	$	%
Sales	$2,787,123	$2,497,230	289,893	11.6
Gross profit	1,850,638	1,657,428	193,210	11.7
Gross margin	66.4%	66.4%		0 bps

Direct-to-Consumer sales increased $289.9 million, or 11.6%, to $2.8 billion, which includes increases in Europe, Middle East & Africa of 40.3%, Asia Pacific of 10.5%, and the Americas of 6.2%. Direct-to-Consumer volume increased 11.8% and average selling price decreased 0.2%.

Direct-to-Consumer gross margin was 66.4% and had favorable product mix offset by higher cost per unit.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity outlook

We have cash and cash equivalents of $1,354.1 million at September 30, 2024. Amounts held outside the U.S. were $1,281.0 million, or 94.6% and $635.5 million was available for repatriation to the U.S. at September 30, 2024, without incurring additional U.S. federal income taxes and applicable non-U.S. income and withholding taxes. On October 18, 2024, the Company repatriated $400.0 million of foreign earnings to the U.S., and we expect to use these funds to support ongoing working capital needs.

At September 30, 2024, we have unused credit capacity of $571.1 million on our revolving credit facility, with an additional $250.0 million available through an accordion feature. We believe that anticipated cash flows from operations, existing cash and investments balances, available borrowings under our revolving credit facility, and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements for the next twelve months.

Cash Flows

Our working capital at September 30, 2024 and December 31, 2023 was $2.3 billion. Our cash and cash equivalents at September 30, 2024 were $1,354.1 million, compared to $1,189.9 million at December 31, 2023. Capital expenditures were $283.4 million and we repurchased $210.1 million of common stock for the nine months ended September 30, 2024. Our primary source of operating cash are collections from customers. Our primary uses of cash are working capital, selling, general and administrative expenses and capital expenditures.

Operating Activities

For the nine months ended September 30, 2024, net cash provided by operating activities was $454.7 million compared to $918.7 million for the nine months ended September 30, 2023. The $464.0 million decrease in operating cash flows primarily resulted from changes in working capital, partially offset by an increase in net earnings.

Investing Activities

Net cash used in investing activities was $331.1 million for the nine months ended September 30, 2024, compared to $309.0 million for the nine months ended September 30, 2023. The $22.1 million increase was due to net investment activity of $47.8 million and increased capital expenditures of $44.7 million, partially offset by the acquisitions of $70.4 million in the prior year.

Our capital investments remain focused on supporting our strategic growth priorities, growing our Direct-to-Consumer business, as well as expanding the presence of our brand internationally. Capital expenditures for the nine months ended September 30, 2024 were $283.4 million, which included $128.5 million related to investments in our retail stores and direct-to-consumer technologies; $70.1 million related to the expansion of our global distribution infrastructure; and $43.5 million of investments in our new corporate offices. We expect our annual capital expenditures for 2024 to be approximately $375.0 to $400.0 million, which is primarily related to new stores, added omnichannel capabilities and incremental distribution capacity in key markets. We expect to fund ongoing capital expenses through a combination of available cash and borrowings.

Financing Activities

Net cash provided by financing activities was $27.6 million during the nine months ended September 30, 2024, compared to net cash used of $118.6 million during the nine months ended September 30, 2023. The increase of $146.3 million is the result of increased net proceeds from short-term borrowings of $180.5 million and increased proceeds and decreased repayments from long-term borrowing of $125.5 million. These increases were partially offset by repurchases of common stock of $110.0 million, net payments related to stock compensation of $28.8 million, and distributions to noncontrolling interests of $22.4 million.

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

Financing Arrangements

At September 30, 2024, outstanding borrowings were $628.9 million, of which $251.9 million relates to loans for our domestic and China distribution centers, $168.8 million relates to our operations in China, and the remainder relates to our international operations. Our long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants related to our short-term and long-term borrowings as of the date of this quarterly report. See Note 4 – Financial Commitments of the Condensed Consolidated Financial Statements for additional information.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates did not change materially during the quarter ended September 30, 2024.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than the ongoing remediation efforts described above, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended September 30, 2024.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Michael Conte v. Robert Greenberg, et al. – On July 21, 2022, Skechers and certain past and present members of the Board of Directors were sued by a stockholder on behalf of our company in a derivative action in the Chancery Court of the State of Delaware, Case No. 2022-0633, alleging breach of fiduciary duty, waste of corporate assets, breach of duty of candor and breach of contract in connection with certain executive officers’ personal use of two company-owned aircraft. The complaint seeks actual damages in favor of Skechers sustained as the alleged result of defendants’ alleged breaches of fiduciary duties, judgment directing our company to take all necessary actions to reform and improve its corporate governance practices, termination of certain executive officers for allegedly violating their employment agreements, judgment directing the sale of one of the company-owned aircraft and attorneys’, accountants’ and experts’ fees, costs and expenses. The defendants filed motions to dismiss the complaint. On February 2, 2024, the court granted the motions and thereafter dismissed the complaint with prejudice as to all named past and present director-defendants. On February 22, 2024, plaintiff filed a notice of appeal. The briefing on the appeal has been completed. The court originally set a hearing date for the appeal of October 9, 2024, which has been continued to a date to be determined. We cannot predict the outcome of the appeal or any further related legal proceedings or whether an adverse result in such proceedings would have a material adverse impact on our results of operations or financial position.

Nike, Inc. v. Skechers USA, Inc. – On November 6, 2023, Nike filed an action against our company in the United States District Court for the Central District of California, Case No. 2:23-CV-09346, alleging that certain Skechers shoe designs infringe the claims of six Nike utility patents that purportedly cover Nike’s Flyknit technologies. Nike seeks injunctive relief, damages (including treble damages), pre-judgment and post-judgment interest, and costs. On January 12, 2024, we answered Nike’s complaint, denying the allegations, and filed counterclaims seeking declarations of invalidity of the asserted patents, and non-infringement. The District Court held a claim construction hearing on September 20, 2024, and we are awaiting the Court's ruling. The Court has also set a deadline of December 20, 2024 for the filing of summary judgment motions. Trial is scheduled to begin September 15, 2025. While it is too early to predict the outcome of the District Court proceedings or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this matter vigorously.

Other than the matters as described above, there have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 1A. Risk Factors

There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the share repurchase activity during the quarter ended September 30, 2024.

Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased under the Share Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased under the Share Repurchase Program (in thousands)
July 31, 2024	—	$—	—	$1,000,000
August 31, 2024	877,177	65.00	877,177	942,983
September 30, 2024	502,029	65.75	502,029	909,972
Total	1,379,206	$65.27	1,379,206	$909,972

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)
None.
(b)
None.

(c)
During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

101

Financial statements from the quarterly report on Form 10-Q of Skechers U.S.A., Inc. for the quarter ended September 30, 2024 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Stockholders' Equity and Redeemable Noncontrolling Interest; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements

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

Date: November 1, 2024	SKECHERS U.S.A., INC.

	By:	/s/ John Vandemore
John Vandemore
Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)