Form 10-K
period 2024-12-31
SKECHERS USA INC
filed 2025-02-28
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2024, the aggregate market value of the voting and non-voting Class A and Class B Common Stock held by non-affiliates of the registrant was approximately $6.8 billion based upon the closing price of $69.12 of the Class A Common Stock on the New York Stock Exchange on such date.

The number of shares of Class A Common Stock outstanding as of February 19, 2025: 130,041,034.

The number of shares of Class B Common Stock outstanding as of February 19, 2025: 19,313,651.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement issued in connection with the 2025 Annual Meeting of the Stockholders of the registrant are incorporated by reference into Part III.

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

Skechers is the third largest athletic footwear company in the world due to our innovative comfort technology products, supported by impactful marketing, as well as a diverse distribution strategy, a dedicated global employee base and a loyal network of partners.

In this annual report on Form 10-K for the fiscal year ended December 31, 2024, Skechers U.S.A., Inc., its consolidated subsidiaries and certain variable interest entities (“VIEs”) of which it is the primary beneficiary, are referred to as “Skechers,” “the Company,” “we,” “us,” or “our.” Reference in this annual report to “sales” refers to Skechers net sales reported under U.S. generally accepted accounting principles.

SEGMENTS

We have two reportable segments: Wholesale and Direct-to-Consumer.

Wholesale. Our Wholesale segment is comprised of sales to a network of partners including:

•
Skechers-branded stores operated by third-party franchisees and licensees;
•
Family shoe stores, specialty athletic and sporting goods retailers, department stores and big box club stores;
•
E-commerce retailers; and
•
Distributors in select international markets.

Growth in the Wholesale segment is expected to derive from adding new partners, more third-party Skechers-branded stores, as well as expanding our existing shelf space with current partners from the introduction of new products.

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

PRODUCTS

Skechers is a product-driven company with comfort and innovation at the core of our design process. We offer footwear and accessories for men, women and kids, as well as apparel for men and women. We market our products at multiple price points and provide consumers with what we believe is an offering with superior comfort technology.

Product design and development is essential to our success and is driven by our ability to recognize trends and to design products that anticipate and accommodate consumers’ evolving preferences. Lifestyle trend information is compiled and analyzed by our designers in various ways, including reviewing and analyzing pop culture, and fashion media. We also consult with our customers on current retail selling trends and collaborate with partners and ambassadors to ensure that our products are designed to address the intended market opportunity and convey the distinctive perspective and lifestyle associated with our brand. A key component of our design philosophy is to continually reinterpret and improve our most successful styles.

Footwear. We offer a comprehensive line of Skechers-branded performance and lifestyle footwear for men, women, and kids – with the Company’s signature comfort features and innovations. We develop footwear for athletes at all levels, everyday comfort needs, as well as occupational requirements. Our footwear categories include the following:

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

•
Performance – Winner of numerous awards, the Skechers Performance collection offers elite athletes and enthusiasts innovative technologies for soccer/football, basketball, golf, pickleball, running and walking, as well as cricket in India in 2024. The Skechers Performance division develops footwear utilizing the latest advancements in materials and works with its athletes to develop superior designs. Signature technologies include Skechers Hyper Burst®, Goodyear® Resagrip Technology, Skechers Hands Free Slip-ins® and Skechers Arch Fit®. To support and market our Performance footwear, we have a roster of elite athletes, including Harry Kane, Europe’s top football scorer for 2023 and captain of the England national team; NBA players Julius Randle, Terance Mann, Joel Embiid, Jabari Walker and WNBA player Rickea Jackson; Major golfers Matt Fitzpatrick and Brooke Henderson; pickleball pros Tyson McGuffin and Catherine Parenteau; and cricketers Ishan Kishan and Yastika Bhatia.
•
Kids – Skechers appeals to kids with bright and bold colors and designs and are made with the latest comfort features specific to growing children’s feet. Along with unique styles for children like S-Lights, Skechers Kids also includes take-downs of our most popular products, including Skech-Air, Foamies, Skechers Hands Free Slip-ins®, Skechers Stretch Fit, and Skechers Street.
•
Work – A leading work brand in the United States and other international markets, Skechers Work is made to last – offering service and occupational employees style, comfort and industry-certified quality for all-day protection. Available for men and women, the Skechers Work line includes slip-resistant and safety-toe shoes and boots for professionals who use protective footwear in their work environments with safety and durability features such as steel, composite and lightweight safety toes, high-abrasion soles, puncture resistance, waterproofing and electrostatic-dissipative technology.
•
Earth-Friendly – Skechers Our Planet Matters line is made with recycled materials to help reduce our environmental impact. An important part of our product innovation process includes seeking out new material and textile technologies to improve upon the recycled content in Skechers Our Planet Matters products.

Apparel. We offer the latest trends in athletic and lifestyle apparel. Our collections are designed to complement our footwear products, by offering apparel that is stylish, high-quality and comfortable all at a reasonable price.

Accessories. Skechers licenses a variety of Skechers-branded products including socks, eyewear, medical scrubs, undergarments, fitness and yoga accessories, and cold weather products.

TRADEMARKS, PATENTS AND LICENSING

We own and utilize a variety of trademarks, including the Skechers trademark. We consider our Skechers trademark a significant factor in building our brand image and in distinguishing our products from those of others. We vigorously protect our trademarks against infringement, including through the use of cease-and-desist letters, administrative proceedings and lawsuits. We have a significant number of both registrations and pending applications for our U.S. trademarks. In addition, we have trademark registrations and trademark applications in 165 foreign countries. Further, we have design patents and pending design and utility patent applications in both the U.S. and a myriad of foreign countries. We continuously look to increase the number of our patents and trademarks both domestically and internationally.

We believe that selective licensing of the Skechers brand name to manufacturers broadens and enhances the brand without requiring incremental capital investments or operating expenses. As of December 31, 2024, we had 25 active licensing agreements in which we are the licensor. We license a variety of Skechers-branded products including apparel and accessories.

MARKETING

Brand recognition is an important element for success in the footwear business. Senior management is directly involved in shaping our image and the conception, development and implementation of our advertising and marketing activities. We aggressively market our brands through comprehensive marketing campaigns. The Skechers brand is supported by television, digital, print, radio, outdoor, and press campaigns. To further drive recognition, we enlist numerous celebrities, athletes, and influencers to appear in our campaigns. We strategically select ambassadors who we believe work well with the Company to promote the brand and support the product. In 2024, our brand ambassadors included television personalities and entertainers Martha Stewart, Snoop Dogg, Amanda Kloots, Brooke Burke, Howie Mandel, Myleene Klass, Andy Reid and Vanessa Mai, and former athletes Sugar Ray Leonard, Tony Romo, Howie Long, Jamie Redknapp, Fabio Cannavaro, Ruud, Gullet and Frank Leboeuf.

Additionally, athletes supporting our performance footwear included elite golfers Matt Fitzpatrick and Brooke Henderson, professional pickleball players Tyson McGuffin and Catherine Parenteau, and Major League Baseball players Clayton Kershaw, Chris Taylor, Brendan Donovan, Aaron Nola and Wade Miley. Skechers Football launched at the start of the 2023/24 season when the Company signed Bayern Munich striker Harry Kane as the first professional to compete in the boot. Skechers expanded its roster with a number of Premier League athletes including Mohammed Kudus, Oleksandr Zinchenko and Anthony Elanga, as well as Indian Super League all-time top scorer Sunil Chhetri and Turkey’s Super Lig and national team player Baris Alper Yilmaz. Skechers Basketball launched at the start of the 2023/24 season with NBA pros Julius Randle and Terance Mann. The roster expanded in 2024 with gold-medal winner Joel Embiid, Jabari Walker and Rickea Jackson, our first WNBA athlete. For the 2024 launch of Skechers Cricket, we signed Mumbai Indian cricketers Ishan Kishan and Yastika Bhatia. We identify athletes who benefit from the comfort and technologies that our brand has to offer, and whose performance on the field, court, pitch, or course is augmented through the product.

SOURCING AND MANUFACTURING

Our suppliers are integral partners in delivering stylish, high-quality footwear and apparel to our consumers worldwide. Our products are produced by independent contract manufacturers located primarily in Asia. We do not own or operate any manufacturing facilities. We believe that the use of independent manufacturers substantially increases our production flexibility and capacity, while reducing capital expenditures and avoiding the costs of managing a large production workforce. To minimize disruption of our product supply due to potential political instability, civil unrest, economic instability, changes in government policies or regulations, natural and manmade disasters, and other risks, we source product from multiple facilities across multiple countries. We believe that the existing production capacity at our third-party manufacturers’ facilities is sufficient to handle our expected volume in the foreseeable future.

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

We believe quality control is an important and effective means of maintaining the quality and reputation of our products and brand. Our quality control program is designed to ensure finished goods meet our established design specifications and goods bearing our trademarks meet our standards for quality. Our quality control personnel located in China and Vietnam perform an array of inspection procedures at various stages of the production process, including examination and testing of prototypes of key raw materials prior to manufacture, samples and materials at various stages of production and final products prior to shipment. Our employees are on-site at each of our major manufacturers to oversee production and ensure that manufacturers comply with our Supplier Code of Conduct.

OUR MARKET

Our collections are available in approximately 180 countries and territories and can be accessed in digital or physical stores. We are continually expanding and enhancing our distribution and logistics facilities and systems to support our omni-channel capabilities and provide greater access to merchandise selection and faster delivery. Our company-owned e-commerce business enables consumers to shop, browse, find store locations, socially interact, post reviews, and immerse themselves in our brands. Additionally, the e-commerce business provides an efficient and effective direct-to-consumer distribution channel, which continues to improve our customer service and brand experience. We manage our international business through a network of wholly-owned subsidiaries, joint venture partners, and distributors. Our joint venture interests include China, Malaysia, Vietnam and Singapore (50%), Thailand (51%), Mexico (60%), South Korea (65%) and Israel (75%). Where we do not sell directly through our international subsidiaries and joint ventures, our footwear is distributed through a network of distributors and licensees who sell our products to department, athletic and specialty stores, and digital stores, as well as in Skechers-branded retail stores.

COMPETITION

The global footwear industry is a competitive business. Although we believe that we do not compete directly with any single company with respect to our entire range of products, our products compete with other branded products within their product category as well as with private label products sold by retailers, including some of our customers. We also compete with numerous manufacturers, importers, and distributors of footwear for the limited shelf space available for displaying such products to the consumer. Moreover, the general availability of contract manufacturing capacity allows ease of access by new market entrants. Some of our competitors are larger, have been in existence longer, have strong brand recognition, have captured greater market share and/or have substantially greater financial, distribution, marketing and other resources than we do. We believe, however, that we have competitive advantages because of our brand recognition, our quality comfort technology products, and our application of pricing and distribution strategies, among other factors.

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

Employees. As of December 31, 2024, we employed approximately 20,100 persons worldwide, of whom approximately 10,100 were employed on a full-time basis and approximately 10,000 were employed on a part-time basis, primarily in our retail stores.

Compensation and Benefits. We seek to provide market-competitive compensation and benefits that attract and retain the best talent. We offer a broad range of benefits including medical, prescription, dental and vision plans, flexible spending accounts, company-provided disability insurance, pet insurance, paid sick and vacation time, employee assistance program, childcare subsidies, parental leave and tuition reimbursement. Additional benefits for certain employees include a 401(k) plan, 529 college savings plan and pensions.

Workplace Culture. Skechers was founded on inclusivity, diversity, respect, and entrepreneurial spirit with the philosophy of putting people first. In conjunction with our corporate policy against discrimination, Skechers emphasizes that every employee, applicant, contractor, and customer is entitled to be treated with dignity and respect. Human rights are a core value at the heart of how we conduct our business, at every level of the Company – including our factories and suppliers. Our Code of Ethics, Corporate Code of Conduct and Supplier Code of Conduct codify our commitment to these values. These codes are in the Corporate Governance section of the Investor Relations page of our corporate information website located at investors.skechers.com/corporate-governance/governance-documents. We intend to post any amendment to, or waivers of, these codes on our website.

CORPORATE RESPONSIBILITY

Despite the dynamic growth we have seen over the years, we remain firmly rooted in the same community where we began while dedicated to serving the people around the world. In so doing, we take seriously our position as a steward of the many communities and stakeholders we impact in our daily business activities. This increasingly involves considering multiple ways we can evolve our business practices and processes to improve the health of our planet, the lives of our people and our communities. Corporate responsibility is a top priority for our leadership, who are investing in plans to further our environmental, social and governance ("ESG") efforts.

Sustainability. We believe it is our responsibility as a family-focused footwear and apparel brand to create and implement sustainable strategies across our operations to minimize our impact on the environment and support our customers, employees, and partners. Environmental advancements are a top priority in the development of our corporate offices as well as logistic centers. Many of our facilities are designed and operated with sustainability in mind, including one of America’s largest LEED Gold certified facilities at our North America distribution center in Southern California. Our European Distribution Center in Liege, Belgium, has both a BREEAM Very Good rating and a Lean and Green certification. Additionally, our China Distribution Center in Taicang incorporates sustainable features such as natural lighting, LED motion detectors and temperature controllers; and our recently opened India Distribution Center outside Mumbai is designed as a LEED building with certification pending. Now under construction, our corporate offices in Manhattan Beach remain future-focused as we incorporate our earth-friendly philosophy into our growing footprint. All four new buildings are being designed to receive LEED Gold certification upon completion.

In 2021, we introduced Our Planet Matters, a collection for men and women that utilizes recycled materials. We partnered with a global conservation organization to help fund its organization’s global efforts which align with our interests and commitment to reduce tree harvesting and emissions through packaging. These efforts represent our growing focus on more environmentally sustainable manufacturing, packaging, distribution, product development, corporate processes, and activities.

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

Community. Skechers encourages active participation in the greater community, with annual charity walks for children near our corporate offices and in select global markets. We promote charitable giving and volunteering by sponsoring community service days along with blood drives, food drives and shoe drives. Additionally, we regularly donate product to not-for-profit organizations and for humanitarian relief. In 2024, we donated $1.6 million to Petco Love Foundation to help save the lives of animals in need in the U.S. and Canada. In addition, in 2024, we donated $2.0 million to the Skechers Foundation which is dedicated to ensuring the well-being of youth around the world.

For additional information on Skechers value creation and global impact, refer to our Impact Report which can be found on our website at about.skechers.com/social-responsibility.

AVAILABLE INFORMATION

We file annual, quarterly, and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site at sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our internet address is www.skechers.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information are also made available, free of charge, on our investor relations website at investors.skechers.com as soon as reasonably practicable after we file or furnish with the SEC. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of this annual report on Form 10-K or our other filings with the SEC.

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

We Face Intense Competition, Including Competition From Companies In The Footwear Industry and With Significantly Greater Resources Than Ours.

We face intense competition from other established companies in the footwear industry in the areas of product offerings, pricing, costs of production, and advertising and marketing expenditures. Consumer demand for our products may decline significantly if we do not adequately and timely anticipate and respond to our competitors. Some of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry, compete more effectively on price and production, more effectively keep up with rapid changes in footwear technology, and more quickly develop new products. New companies may also enter the markets in which we compete, further increasing competition. We may not be able to compete successfully in the future, and increased competition may result in price reductions, cost increases, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Our global retail business has required substantial investments in leasehold improvements, inventory, and personnel. We have also made significant operating lease commitments for retail space worldwide. Due to the high fixed-cost structure associated with our global retail business, the poor performance or closure of stores could result in significant lease termination costs, write-offs or impairments of leasehold improvements, and employee-related termination costs. The success of our global retail operations also depends on our ability to identify and adapt to changes in consumer spending patterns and retail shopping preferences globally, including the shift from brick and mortar to digital and mobile channels. Our failure to successfully respond to these factors could adversely affect our retail business, as well as damage our brand and reputation, and could materially and adversely affect our business, financial condition, results of operations and cash flows.

Our Retail Stores Depend On The Customer Traffic Generated By Shopping And Factory Outlet Malls Or By Tourism.

We have concept stores in shopping malls and factory outlet stores in outlet malls. We depend on obtaining prominent locations and the overall success of the malls to generate customer traffic. The overall success of the malls can be negatively impacted by factors outside of our control, such as store closures by other retailers. Some of our concept stores occupy street locations that are heavily dependent on customer traffic generated by tourism. Tourism can be adversely affected by external factors such as an economic slowdown or social or political events. Any substantial decrease in customer traffic generated by malls or tourism has, and may continue to have, an adverse effect on sales in our existing stores or hinder our ability to open retail stores in new markets, which could materially and adversely affect our business, financial condition, results of operations and cash flows.

We Depend On Key Personnel To Manage Our Business Effectively In A Rapidly Changing Market, And If We Are Unable To Retain Key Personnel, Our Business Could Be Harmed.

We depend upon the continued services of key personnel, including Robert Greenberg, Chairman of the Board and Chief Executive Officer; Michael Greenberg, President and a member of our Board of Directors; and David Weinberg, Executive Vice President, Chief Operating Officer and a member of our Board of Directors. We also depend on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industry is intense, and we may not be successful in attracting and retaining such personnel. The loss of the services of senior management and other key personnel or the failure to attract additional personnel and execute a succession plan could materially and adversely affect our business, financial condition, results of operations and cash flows.

We Have A Significant Work Force And Are Subject To Risks Related To Human Capital Management.

We employ approximately 20,100 employees worldwide and a significant portion of our operating expenses relate to compensation and benefits. Although we spend a significant amount of time and expense on human capital management, we cannot ensure that we will be able to maintain a happy and productive workforce. If we are unable to offer competitive compensation and benefits, appropriate training and development, and a compelling work environment or sustain employee satisfaction, our culture may be adversely affected, our reputation may be damaged, and we may incur costs related to turnover.

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

Substantially all our sales during the year ended December 31, 2024 were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and Vietnam. We also sell our footwear in foreign countries and plan to increase our international sales efforts as part of our growth strategy. Foreign manufacturing and sales are subject to a number of risks, including the following: political and social unrest, including terrorism; changing economic conditions, including higher labor costs; increased costs of raw materials; currency exchange rate fluctuations; labor shortages and work stoppages, including those due to the outbreak of a disease leading to an epidemic or pandemic spread; electrical shortages; transportation delays; loss or damage to products in transit; expropriation; nationalization; the adjustment, elimination or imposition of domestic and international duties, tariffs, quotas, import and export controls and other non-tariff barriers; exposure to different legal standards (particularly with respect to intellectual property); compliance with foreign laws; changes in domestic and foreign governmental policies; and the potential for circumstances where we may have to incur premium freight charges to expedite the delivery of product to our customers. Apart from the impacts of the COVID-19 pandemic, including supply chain constraints, we have not, to date, been materially affected by any such risks, but we cannot predict the likelihood of such developments occurring or the resulting long-term adverse impact on our business, financial condition, results of operations and cash flows.

In particular, because most of our products are manufactured in China and Vietnam, the possibility of adverse changes in trade or political relations with China or Vietnam, political instability in China or Vietnam, increases in labor costs, the occurrence of prolonged adverse weather conditions or a natural disaster such as an earthquake or typhoon in China or Vietnam, or the outbreak of a pandemic disease in China or Vietnam could severely interfere with the manufacturing and/or shipment of our products and would have a material adverse effect on our operations. Our business operations may be adversely affected by the current and future political environment in China. The government of China has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate under China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under its current leadership, the government of China has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of China will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice. A change in policies by the government of China could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises.

We Rely On Independent Contract Manufacturers And, As A Result, Are Exposed To Disruptions In Product Supply.

Our footwear products are currently manufactured by independent contract manufacturers. During the year ended December 31, 2024, the top five manufacturers of our products produced approximately 42.4% of our total purchases. One manufacturer accounted for 20.4% of total purchases for the year ended December 31, 2024.

We compete with other footwear companies for production facilities, and we do not have long-term contracts with any of our contract manufacturers. Under our current arrangements with them, these manufacturers generally may unilaterally terminate their relationship with us at any time. If our current manufacturers cease doing business with us, we could experience an interruption in the manufacture of our products. Although we believe that we could find alternative manufacturers, we may be unable to establish relationships with alternative manufacturers that will be as favorable as the relationships we have now. For example, new manufacturers may have higher prices, less favorable payment terms, lower manufacturing capacity, lower quality standards or higher lead times for delivery. If we are unable to provide products consistent with our standards or the manufacture of our footwear is delayed or becomes more expensive, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

The impact of wars, acts of war and other conflicts around the world may result in subsequent economic sanctions imposed by the U.S., NATO and other countries. Conflicts may impact global economic conditions or our ability to sell products to customers in the affected regions. Conflicts could also have broader implications on economics outside the directly impacted regions, such as the global inflationary impact of a potential boycott of Russian oil and gas by other countries. Furthermore, any unfavorable developments in global political, social and regulatory conditions, including geopolitical conflicts, political unrest, civil strife, terrorist activity, acts of war, public corruption, expropriation, nationalism and other economic or political uncertainties in the U.S. or internationally, could also impact our business. Any negative sentiment toward the U.S. as a result of any such developments could also adversely affect our business and reputation. If the uncertain global market conditions continue for a significant period or worsen, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Our Business Could Be Adversely Affected By Changes In The Business Or Financial Condition Of Our Customers Due To Global Economic Conditions.

A global financial crisis could affect the banking system and financial markets and result in a tightening in the credit markets, more stringent lending standards and terms, higher inflation, and higher volatility in fixed income, credit, currency and equity markets. In addition, our business could be adversely affected by other economic conditions, such as the insolvency of certain of our key distributors, which could impair our distribution channels, or the diminished liquidity or an inability to obtain credit to finance purchases of our product by our significant customers. Our customers may also experience weak demand for our products or other difficulties in their businesses. If economic, financial or political conditions in global markets deteriorate in the future, demand may be lower than forecasted and insufficient to achieve our anticipated financial results. Any of these events would likely materially and adversely affect our business, financial condition, results of operations and cash flows.

Our Sales Are Influenced By Economic Conditions And Uncertainty That Impact Consumer Spending And Consumer Confidence.

Consumer confidence and spending on discretionary items generally declines during periods of economic uncertainty or recession. Our wholesale customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and/or increasing promotional activity. Our retail stores are also affected by these conditions and may experience declines in consumer traffic and spending. As a result, factors that diminish consumer confidence and spending, particularly deterioration in general economic conditions, consumer credit availability, consumer debt levels, inflation, the impact of foreign currency exchange fluctuations on tourism and tourist spending, volatility in investment returns, fear of unemployment, increases in energy costs or taxes or interest rates, housing market downturns, fear about and impact of pandemic illness, and other factors such as acts of war, natural disasters or terrorist or political events that impact consumer confidence, have had, and may continue to have a material adverse effect on our operations and financial condition through their negative impact on our wholesale customers as well as decreased spending in our retail stores and potentially via our e-commerce business.

Natural Disasters, The Effects Of Climate Change, Pandemics, And Other Events Beyond Our Control.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have a negative effect on us. Our business operations are subject to interruption from earthquakes, hurricanes, tornadoes, floods, fires, extreme weather events, power shortages, pandemics, telecommunications failure, vandalism, cyber-attacks, the effects of climate change, and other events beyond our control. Although we maintain disaster recovery plans, such events could disrupt our operations or those of our customers and suppliers, including through the inability of employees and contract professionals to work, destruction of facilities, loss of life, and adverse effects on supply chains, power, infrastructure and the integrity of information technology (“IT”) systems, all of which could materially increase our costs and expenses, delay or decrease revenue from our customers and disrupt our ability to maintain business continuity. We could incur significant costs to improve the climate-related resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate the effects of climate changes. Our insurance may not be sufficient, or cover losses or additional expenses that we may sustain. A significant natural disaster or other event that disrupts our operations or those of our customers or suppliers could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Adverse Conditions Or Changes In California Could Increase Our Operating Expenses Or Adversely Affect Our Sales.

A substantial portion of our operations are in California, including 106 of our retail stores, our headquarters in Manhattan Beach and our North America distribution center in Rancho Belago. A decline in the economic conditions, or increase in regulations or the cost of doing business in California could have a material adverse impact on our business. Furthermore, a natural disaster or other catastrophic event in California, such as an earthquake or wildfire, could significantly disrupt our business including the operation of our only domestic distribution center. We may be more susceptible to these issues than our competitors whose operations are not as concentrated in California.

Foreign Currency Exchange Rate Fluctuations.

Foreign currency fluctuations affect our sales and profitability. Changes in currency exchange rates may impact our financial results positively or negatively in one period and not another, which may make it difficult to compare our operating results from different periods. Currency exchange rate fluctuations may also adversely impact third parties that manufacture our products by making their costs of raw materials or other production costs more expensive and more difficult to finance, thereby raising prices for us, our distributors and/or our licensees. We do not currently engage in hedging activities with respect to these currency exchange rate risks. For a more detailed discussion of the risks related to foreign currency fluctuation, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

In addition, our foreign subsidiaries purchase products in U.S. dollars, which causes the cost of those products to vary depending on the foreign currency exchange rates and impacts the price charged to customers. Our foreign distributors also purchase products in U.S. dollars and sell in local currencies, which impacts the price to foreign consumers. As the U.S. dollar strengthens relative to foreign currencies, our sales and profits are reduced when translated into U.S. dollars and our margins may be negatively impacted by the increase in product costs due to foreign currency exchange rates. Although we typically work to mitigate the impact of exchange rate fluctuations through price increases and further actions to reduce costs, we may not be able to fully offset the impact, if at all. Our success depends, in part, on our ability to manage or mitigate these foreign currency impacts, as changes in the value of the U.S. dollar relative to other currencies could materially and adversely affect our business, financial condition, results of operations and cash flows.

RISKS RELATED TO ENVIRONMENT, SOCIAL, AND GOVERNANCE

Our Environmental, Social And Governance Commitments and Disclosures May Expose Us To Reputational Risks And Legal Liability.

Our brand and reputation are associated with our public commitments to various corporate ESG initiatives, including our goals relating to sustainability and our employees. Our disclosures on these matters and any failure or perceived failure to achieve or accurately report on our commitments, could harm our reputation and adversely affect our client relationships or our recruitment and retention efforts, as well as expose us to potential legal liability. Increasing focus on ESG matters has resulted in, and is expected to continue to result in, the adoption of legal and regulatory requirements designed to mitigate the effects of climate change on the environmental, as well as legal and regulatory requirements requiring climate-related disclosures. If new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or may not meet the expectations of investors or other stakeholders. Our processes and controls for reporting ESG matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required by the SEC, European and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.

RISKS RELATED TO LEGAL AND REGULATORY MATTERS

Changes In Tax Laws Or The Potential Imposition Of Additional Duties, Quotas, Tariffs And Other Trade Restrictions.

Our products manufactured overseas and imported into the U.S., the European Union (“EU”) and other countries are subject to customs duties. We are unable to predict whether there may be unfavorable changes in tax laws in the U.S. or overseas, additional customs duties, quotas, tariffs, anti-dumping duties, safeguard measures, cargo restrictions to prevent terrorism or other trade restrictions imposed on the importation of our products in the future. Such actions could adversely affect our ability to produce and market footwear at competitive prices and might have an adverse impact on our sales and results of operations.

In addition, changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project that was undertaken by the Organization for Economic Cooperation and Development (“OECD”). The OECD, which represents a coalition of member countries, recommended changes to long-standing tax principles related to transfer pricing and has developed model rules including establishing a global minimum corporate income tax tested on a jurisdictional basis (the “Pillar Two”). Many jurisdictions have adopted or announced an intention to adopt Pillar Two for tax years beginning in 2024. There can be no assurance that our effective tax rate, tax payments or conditional reduced tax rates will not be adversely affected as countries independently amend their tax laws to adopt Pillar Two. Changes in U.S. or foreign tax laws, including new or modified guidance with respect to existing tax laws, could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

In addition, changes or proposed changes in U.S. or other countries’ trade policies may result in restrictions and economic disincentives on international trade. Tariffs and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. Further, any emerging protectionist or nationalist trends either in the U.S. or in other countries could affect the trade environment. The Company, similar to many other multinational corporations, does a significant amount of business that would be impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof or the economy of another country in which we conduct operations, our industry and the global demand for our products, and as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

In addition, if we, or our foreign manufacturers, violate U.S. or foreign trade laws or regulations, we may be subject to extra duties, significant monetary penalties, the seizure and the forfeiture of the products we are attempting to import, or the loss of our import privileges. Possible violations of U.S. or foreign laws or regulations could include inadequate record-keeping of our imported products, misstatements or errors as to the origin, quota category, classification, marketing or valuation of our imported products, fraudulent visas, or labor violations. The effects of these factors could render our conduct of business in a particular country undesirable or impractical, and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

The Disruption, Expense And Potential Liability Associated With Existing And Unanticipated Future Litigation Against Us.

In addition to the legal matters included in our reserve for loss contingencies, we occasionally become involved in litigation and investigations, and we are unable to determine the extent of any liability that may arise from any such matters. We have no reason to believe that there is a reasonable possibility or that it is probable that we may incur a material loss, or a material loss in excess of a recorded accrual, with respect to any other such loss contingencies. However, the outcome of litigation and investigation is inherently uncertain and assessments and decisions on defense and settlement can change significantly in a short period of time. Therefore, although we consider the likelihood of such an outcome to be remote with respect to those matters for which we have not reserved an amount for loss contingencies, if one or more of these legal matters were resolved against us in the same reporting period for amounts in excess of our expectations, our consolidated financial statements of a particular reporting period could be materially adversely affected. Further, any unanticipated litigation or investigation in the future, regardless of its merits, could also significantly divert management’s attention from our operations and result in substantial legal fees being incurred. Such disruptions, legal fees and any losses resulting from these unanticipated future matters could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

RISKS RELATED TO INFORMATION SYSTEMS AND DATA SECUITY

Breaches Or Compromises Of Our Information Security Systems, Information Technology Systems And Our Infrastructure To Support Our Business Could Result In Disruption Of Our Business And Damage To Our Reputation.

As a routine part of our business, we utilize information security and IT systems and websites that allow for the secure storage and transmission of proprietary or private information regarding our customers, employees, vendors and others. A security breach of our network, hosted service providers, or vendor systems, may expose us to a risk of loss or misuse of this information, litigation and potential liability. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, and the retail industry has been the target of many recent cyber-attacks. Although we take measures to safeguard this sensitive information, we may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants.

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

Privacy Breaches And Other Cyber Security Risks Related To Our Business Could Negatively Affect Our Reputation, Credibility And Business.

We are dependent on IT systems and networks for a significant portion of our direct-to-consumer sales, including our e-commerce sites and retail business credit card transaction authorization and processing. We are responsible for storing data relating to our customers and employees and also rely on third-party vendors for the storage, processing and transmission of personal and Company information. Consumers, lawmakers and consumer advocates alike are increasingly concerned over the security of personal information transmitted over the Internet, consumer identity theft and privacy and the retail industry, in particular, has been the target of many recent cyber-attacks. We generally require that third-party service providers implement reasonable security measures to protect our employees’ and customers’ identity and privacy, but we do not control these third-party service providers and cannot guarantee the elimination of electronic or physical computer break-ins or security breaches in the future. Cybersecurity breaches, including physical or electronic break-ins, security breaches due to employee error or misconduct, attacks by hackers, phishing scams, malicious software programs such as viruses and malware, and other breaches outside of our control, could result in unauthorized access or damage to our IT systems and the IT systems of our third-party service providers. Despite our efforts and the efforts of our third-party service providers to secure our and their IT systems, attacks on these systems do occur from time to time. As the techniques used to obtain unauthorized access to IT systems become more varied and sophisticated (as cyber criminals are finding new ways to launch their attacks) and if the occurrence of such security breaches becomes more frequent, we and our third-party service providers may be unable to adequately anticipate these techniques and implement appropriate preventative measures. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. While we maintain cyber risk insurance to provide some coverage for certain risks associated with cybersecurity incidents, there is no assurance that such insurance would cover all or a significant portion of the costs or consequences associated with a cybersecurity incident. A significant breach of customer, employee or Company data could damage our reputation, our relationship with customers and our brands, and could result in lost sales, sizable fines, significant breach-notifications and other costs and lawsuits, as well as adversely affect our results of operations.

Additionally, we may incur increased costs and experience a significant strain on our resources to account for implementation of additional required security measures and technologies to protect personal data and confidential information or to comply with current and new state, federal and international laws governing the unauthorized disclosure of confidential information which are continuously being enacted and proposed, such as the General Data Protection Regulation in the EU, various consumer privacy and data privacy and protection acts in the U.S., including, but not limited to, the American Data Privacy and Protection Act, the California Consumer Privacy Act and the California Privacy Rights Act, the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Utah Consumer Privacy Act, the Connecticut Data Privacy Act and the Iowa Consumer Data Protection Act, and the Personal Information Protection Law in China.

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

We rely extensively on our IT systems to track inventory, manage our supply chain, record and process transactions, manage customer communications, summarize results and manage our business. The failure of our IT systems to operate properly or effectively, problems with transitioning to upgraded or replacement systems, or difficulty in or failure to implement new systems, could adversely affect our business. We also operate a number of e-commerce websites throughout the world. Our IT systems and e-commerce websites may be subject to damage and/or interruption from power outages, computer, network and telecommunications failures, malicious software, such as viruses and malware, attacks by hackers, security breaches, usage errors or misconduct by our employees and bad acts by our customers and website visitors which could materially adversely affect our business.

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

As of December 31, 2024, Chairman of the Board and Chief Executive Officer, Robert Greenberg, beneficially owned 92.6% of our outstanding Class B Common Stock, and members of Mr. Greenberg’s immediate family beneficially owned an additional 7.4% of our outstanding Class B Common Stock. The holders of Class A Common Stock and Class B Common Stock have identical rights except that holders of Class A Common Stock are entitled to one vote per share while holders of Class B Common Stock are entitled to ten votes per share on all matters submitted to a vote of our stockholders. As of December 31, 2024, Mr. Greenberg beneficially owned 54.9% of the aggregate number of votes eligible to be cast by our stockholders, and together with shares beneficially owned by members of his immediate family, Mr. Greenberg and his immediate family beneficially owned 59.9% of the aggregate number of votes eligible to be cast by our stockholders. Therefore, Mr. Greenberg is able to exert significant control over all matters requiring approval by our stockholders. Matters that require the approval of our stockholders include the election of directors and the approval of mergers or other business combination transactions. Mr. Greenberg also has significant influence over our management and operations. As a result of such influence, certain transactions are not likely without the approval of Mr. Greenberg, including proxy contests, tender offers, open market purchase programs or other transactions that can give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares of our Class A Common Stock. Because Mr. Greenberg’s interests may differ from the interests of the other stockholders, his ability to substantially control actions requiring stockholder approval, may result in our Company taking action that is not in the interests of all stockholders. The differential in the voting rights may also adversely affect the value of our Class A Common Stock to the extent that investors or any potential future purchaser view the voting rights of our Class B Common Stock to have superior value.

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

We leverage industry standard frameworks such as the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) and Center for Internet Security (“CIS”) framework to inform how we identify, assess and manage cybersecurity risks relevant to our business.

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
•
a third-party risk management process for service providers, suppliers, and vendors; and
•
engagement of third parties for our 24/7 monitoring, detection, and response; regular penetration testing, program controls assessment, and proactive incident preparedness activities.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board of Directors is responsible for overseeing our enterprise risk management activities in general, and each of our Board committees assists the Board in the role of risk oversight. Our Senior Vice President (“SVP”) of Information Technology and the Vice President ("VP") of Information Security have overall responsibility for assessing and managing our material risks from cybersecurity threats. To help ensure effective oversight, the Audit Committee receives reports on information security and cybersecurity at least annually, and receives an update quarterly on information security and cybersecurity from materials provided by the VP of Information Security.

The VP of Information Security oversees the Information Security Steering Committee (“Steering Committee”), which provides education on the Company’s cybersecurity programs and controls to key members of the Company. The Steering Committee meets quarterly and is comprised of members from the Executive Leadership Team, including the Chief Financial Officer and Executive Vice President of Business Affairs, as well as the SVP of Information Technology, VP of Information Security, VP of Corporate Communications, SVP of Digital Innovation, and Head of Global Human Resources.

Cybersecurity risk management is led by our VP of Information Security and our SVP of Information Technology, who reports to our Chief Operating Officer, who are generally responsible for management of cybersecurity risk and the protection and defense of our networks, systems and data. The VP of Information Security manages a team of cybersecurity professionals with broad experience, including in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, digital security and regulatory compliance.

Our VP of Information Security has over 15 years of experience in technology and information security, serves on the board of directors of the Retail & Hospitality Information Sharing and Analysis Center ("RH-ISAC") and holds several cybersecurity and risk management certifications. Our SVP of Information Technology has over 30 years of information technology management and cybersecurity experience and has held leadership roles overseeing all aspects of information technology operations for multiple Fortune 500 and Fortune 50 global companies, particularly in the retail and media & entertainment sectors.

We continue to invest in cybersecurity and resiliency of our networks and adapt our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. For more information regarding the risks we face from cybersecurity threats, please see Item 1A "Risk Factors."

Item 2. Properties

CORPORATE HEADQUARTERS

Skechers Corporate Headquarters are located at several properties in or near Los Angeles, California, which consist of an aggregate of approximately 0.3 million square feet. We own and lease portions of our corporate headquarters.

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

Americas. Our North America Distribution Center occupies approximately 2.6 million square feet on its main campus in Southern California, which is leased from a joint venture. In 2024, we entered into an agreement with a new joint venture for the future expansion of this distribution center. In addition, we lease 2.4 million square feet of distribution center space from third parties. The main campus leases expire at various dates through September 2036, and the leases for the remaining space expire at various dates through May 2028. Additionally, our Canada Distribution Center occupies approximately 0.4 million square feet in British Colombia and the lease is set to expire in December 2032.

Europe, Middle East and Africa. Our European Distribution Center occupies approximately 2.2 million square feet in Liege, Belgium. The leases comprising this Distribution Center provide for original terms of 8 to 15 years. The property leases expire on various dates through December 2030. We plan to further expand in Europe with the construction of a larger distribution center in Liege, with an estimated relocation in 2028.

Asia Pacific. Our China Distribution Center occupies approximately 1.6 million square feet in Taicang, China. We plan to further expand in this market with the construction of a second distribution center in China, which is expected to be an approximately 2.3 million square foot facility. Our Japan Distribution Center is approximately 0.9 million square feet. The lease is set to expire in October 2031. Our India Distribution Center occupies approximately 0.8 million square feet outside of Mumbai and the lease is set to expire in October 2043.

We have additional Company-operated distribution centers as well as third-party distribution centers serving regional markets in the Americas, Europe and Asia Pacific.

COMPANY OWNED AND THIRD-PARTY STORES

As of December 31, 2024, we had 5,296 Skechers-branded retail stores in 122 countries. The network of stores includes 1,787 Company-owned and 3,509 third-party locations. These third-party stores are distributor, licensed and franchise owned through our Wholesale segment.

Store count, openings and closings for our domestic, international, and third-party stores are as follows:

	Number of locations
	December 31, 2023	Opened	Closed	December 31, 2024
Domestic stores	563	62	(15)	610
International stores	1,085	206	(114)	1,177
Distributor, licensee and franchise stores	3,520	413	(424)	3,509
Total Skechers stores	5,168	681	(553)	5,296

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

Big Box Stores. Our free-standing and attached big box stores provide opportunities to sell new product while also allowing us to liquidate excess merchandise, discontinued lines and odd-size inventory.

Substantially all of our retail stores are leased, with terms that expire on various dates through February 2044. The leases provide for rent escalations tied to either increases in the lessor’s operating expenses, fluctuations in the consumer price index in the relevant geographical area, or a percentage of the store’s gross sales in excess of the base annual rent.

Item 3. Legal Proceedings

Michael Conte v. Robert Greenberg, et al. – On July 21, 2022, Skechers and certain past and present members of the Board of Directors were sued by a stockholder on behalf of our company in a derivative action in the Chancery Court of the State of Delaware, Case No. 2022-0633, alleging breach of fiduciary duty, waste of corporate assets, breach of duty of candor and breach of contract in connection with certain executive officers’ personal use of two company-owned aircraft. The complaint seeks actual damages in favor of Skechers sustained as the alleged result of defendants’ alleged breaches of fiduciary duties, judgment directing our company to take all necessary actions to reform and improve its corporate governance practices, termination of certain executive officers for allegedly violating their employment agreements, judgment directing the sale of one of the company-owned aircraft and attorneys’, accountants’ and experts’ fees, costs and expenses. The defendants filed motions to dismiss the complaint. On February 2, 2024, the court granted the motions and thereafter dismissed the complaint with prejudice as to all named past and present director-defendants and the plaintiff appealed. On January 23, 2025, the Delaware Supreme Court issued an order affirming the Chancery Court’s dismissal of the matter with prejudice and on February 10, 2025 the case was closed. This matter has been concluded.

Nike, Inc. v. Skechers USA, Inc.– On November 6, 2023, Nike filed an action against our company in the United States District Court for the Central District of California, Case No. 2:23-CV-09346, alleging that certain Skechers shoe designs infringe the claims of six Nike utility patents that purportedly cover Nike’s Flyknit technologies. Nike seeks injunctive relief, damages (including treble damages), pre-judgment and post-judgment interest, and costs. On January 12, 2024, we answered Nike’s complaint, denying the allegations, and filed counterclaims seeking declarations of invalidity of the asserted patents, and non-infringement. The District Court held a claim construction hearing on September 20, 2024, but has not yet issued its ruling. In early November 2024, we filed petitions with the Patent Trial and Appeals Board (“PTAB”) seeking to institute inter partes review of each of the six Nike utility patents being asserted against us, and we are awaiting PTAB’s decisions on our petitions. On February 5, 2025, the District Court, upon our motion and over Nike’s opposition, stayed the case before it pending PTAB's decision on our petitions. While it is too early to predict the outcome of the PTAB proceedings or the District Court case, or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this matter vigorously.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock trades under the symbol “SKX” on the New York Stock Exchange.

HOLDERS

As of February 19, 2025, there were 69 holders of record of our Class A Common Stock (including holders who are nominees for an undetermined number of beneficial owners) and 32 holders of record of our Class B Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class B Common Stock is not publicly traded, but each share is convertible upon request of the holder into one share of Class A Common Stock.

DIVIDEND INFORMATION

Since inception, we have not declared or paid cash dividends on our common stock, and we have no present intention of paying dividends on our common stock in the foreseeable future.

COMPANY PURCHASES OF EQUITY SECURITIES

The table below summarizes the number of shares of our Class A Common Stock that were repurchased during the three months ended December 31, 2024.

Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased under the Share Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased under the Share Repurchase Program (in thousands)
October 31, 2024	130,152	$61.50	130,152	$901,968
November 30, 2024	1,375,830	61.81	1,375,830	816,924
December 31, 2024	392,199	68.82	392,199	789,935
Total	1,898,181	$63.24	1,898,181

On July 25, 2024, the Company's Board of Directors announced a share repurchase program pursuant to which the Company may purchase shares of its Class A common stock, for an aggregate repurchase price not to exceed $1.0 billion. This repurchase program expires on July 25, 2027 and does not obligate the Company to acquire any particular amount of shares.

EQUITY COMPENSATION PLAN INFORMATION

Our equity compensation plan information required by this item is hereby incorporated by reference to the information in Part III, Item 12 of this annual report on Form 10-K.

PERFORMANCE GRAPH

The following graph demonstrates the total return to stockholders of our Class A Common Stock from December 31, 2019 to December 31, 2024, relative to the performance of the Russell 1000 Index and S&P Retail Select Industry Index.

Comparison of 5 Year Cumulative Total Returns

(in dollars)	2019	2020	2021	2022	2023	2024
Skechers U.S.A., Inc.	100.00	83.21	100.49	97.13	144.34	155.68
Russell 1000	100.00	120.96	152.96	123.71	156.53	194.89
S&P Retail Select Industry	100.00	141.63	202.49	138.26	168.04	188.41

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

This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons that are not included in this Form 10-K can be found in “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and “—Liquidity and Capital Resources” in our annual report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 28, 2024.

OVERVIEW

When Skechers was founded in 1992, our focus was on creating a lifestyle brand centered on delivering products with comfort, style, innovation and quality at a reasonable price. Three decades later, with a diverse portfolio that includes performance product, we remain committed to our design principles and meeting the evolving footwear needs of our customers. Through the efforts of our dedicated teams globally, our strong partner relationships and loyal consumers, we believe we will continue to achieve well-managed profitable growth and ensure the longevity of both the Company and the Skechers brand.

Our financial results reflect the significant market demand for our product offerings and the value that we provide. Key highlights for 2024 include:

•
Sales increased 12.1%, to $8.97 billion, for the year ended December 31, 2024 when compared to the prior year, a new annual record;
•
Gross margin improved to 53.2% and operating margin improved to 10.1% for the year ended December 31, 2024 when compared to the prior year;
•
Twenty-five years as a listed company on the New York Stock Exchange;
•
Expanded performance product offerings to include Skechers Cricket and continued the global rollout of Skechers Football and Skechers Basketball;
•
Opened our first Skechers Performance store in Edmonton, Canada that features half courts for pickleball and basketball;
•
Continued investments in our distribution centers, including planned expansions in North America, China and Europe; and
•
Repurchased 5.2 million shares of our Class A common stock.

We believe brand recognition is paramount to continued success. We drive awareness and demand through comprehensive marketing campaigns. During the year, we introduced a partnership with John Deere for a range of lifestyle and work footwear and a collaboration with the Rolling Stones. Skechers Performance signed additional athletes worldwide, including Joel Embiid, gold medal winner in Paris, WNBA athlete Rickea Jackson, as well as others.

Our core product philosophy of comfort, style, innovation, and quality at the right price continues to resonate with consumers, and we remain focused on delivering our comfort technology footwear as efficiently as possible to meet consumer demand. We are committed to the following investments to execute our long-term global growth strategy:

•
Continue to develop new comfort innovations and deliver more value in our products;
•
Expand our distribution infrastructure to support growth;
•
Open new stores and extend our digital capabilities to drive Direct-to-Consumer growth; and
•
Implement market strategies to broaden our reach globally and attract new partners and consumers.

RESULTS OF OPERATIONS

Selected information from our results of operations follows:

	Year Ended December 31,		Change
(in thousands)	2024	2023	$	%
Sales	$8,969,351	$8,000,342	969,009	12.1
Cost of sales	4,201,912	3,847,938	353,974	9.2
Gross profit	4,767,439	4,152,404	615,035	14.8
Gross margin	53.2%	51.9%		120 bps
Operating expenses
Selling	800,634	676,890	123,744	18.3
General and administrative	3,062,548	2,690,728	371,820	13.8
Total operating expenses	3,863,182	3,367,618	495,564	14.7
As a % of sales	43.1%	42.1%		100 bps
Earnings from operations	904,257	784,786	119,471	15.2
Operating margin	10.1%	9.8%		30 bps
Other (expense) income	(26,508)	16,086	(42,594)	n/m
Earnings before income taxes	877,749	800,872	76,877	9.6
Income tax expense	148,136	150,949	(2,813)	(1.9)
Net earnings	729,613	649,923	79,690	12.3
Less: Net earnings attributable to noncontrolling interests and redeemable noncontrolling interest	90,142	104,124	(13,982)	(13.4)
Net earnings attributable to Skechers U.S.A., Inc.	$639,471	$545,799	93,672	17.2

n/m: not meaningful.

Sales

Sales increased $969.0 million, or 12.1%, to $8.97 billion as a result of a 12.1% increase in both international and domestic sales. Wholesale sales increased 13.2% and Direct-to-Consumer sales increased 10.7%. Sales increased overall due to higher sales volume, partially offset by lower average selling prices.

Gross margin

Gross margin increased 120 basis points to 53.2% primarily due to lower costs per unit, driven by lower freight.

Operating expenses

Operating expenses increased $495.6 million, or 14.7%, to $3.9 billion, and as a percentage of sales increased 100 basis points to 43.1%. Selling expenses increased $123.7 million, or 18.3%, to $800.6 million, primarily due to higher demand creation expenditures in global marketing and digital advertising. General and administrative expenses increased $371.8 million, or 13.8%, to $3.1 billion. The increased expenses were driven by increases in labor costs of $179.8 million, facility related costs of $79.8 million, including rent and depreciation, and legal costs of $22.3 million.

Other (expense) income

Other expense was $26.5 million compared to other income of $16.1 million in the prior year. The change of $42.6 million was primarily due to unfavorable foreign currency exchange rates in Europe, Middle East & Africa, partially offset by an increase in interest income.

Income taxes

Income tax expense and the effective tax rate were as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Income tax expense	$148,136	$150,949
Effective tax rate	16.9%	18.8%

Income tax expense was $148.1 million as compared to $150.9 million in 2023. Our effective tax rate was 16.9% as compared to 18.8% in the prior year. The decrease in tax rate is due to a favorable mix of earnings in lower tax jurisdictions, provision adjustments and the release of certain allowances.

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

The OECD has issued various proposals that would change long-standing global tax principles, namely, its Pillar Two framework, which imposes a global minimum corporate tax rate of 15% for large multinational companies. The adoption and effective dates of these rules may vary by country and could increase tax complexity and uncertainty and may adversely affect our provision for income taxes and cash tax payments in future periods. Certain countries in which we operate have already enacted the Pillar Two minimum tax regime. This did not have an impact to the tax provision and effective tax rate for the year ended December 31, 2024, however, certain rules begin to be effective for us in fiscal 2025 and we expect our tax rate to increase as a result. For fiscal 2025, we expect our tax rate to be between 22% and 23%. We continue to evaluate the potential impact of enacted and future legislation concerning the Pillar Two framework in the non-U.S. tax jurisdictions we operate in.

See Note 10 – Income Taxes of the Consolidated Financial Statements for additional information.

Noncontrolling interests and redeemable noncontrolling interest in net earnings of joint ventures

Noncontrolling interests and redeemable noncontrolling interest represents the share of net earnings or loss that is attributable to our joint venture partners. Net earnings attributable to noncontrolling interests and redeemable noncontrolling interest decreased $14.0 million to $90.1 million as compared to $104.1 million in the prior year, primarily due to lower earnings by our joint ventures, predominantly in China.

RESULTS OF SEGMENT OPERATIONS

Wholesale

	Year Ended December 31,		Change
(in thousands)	2024	2023	$	%
Sales	$5,100,479	$4,504,776	595,703	13.2
Gross profit	2,207,596	1,846,819	360,777	19.5
Gross margin	43.3%	41.0%		230 bps

Wholesale sales increased $595.7 million, or 13.2%, to $5.1 billion, due to increases in the Americas of 14.5%, Europe, Middle East & Africa of 16.7% and Asia Pacific of 5.7%. Volume increased 13.7% in the number of units sold and average selling price per unit decreased 0.4%.

Wholesale gross margin increased 230 basis points to 43.3% driven by lower cost per unit due to lower freight, and favorable channel mix.

Direct-to-Consumer

	Year Ended December 31,		Change
(in thousands)	2024	2023	$	%
Sales	$3,868,872	$3,495,566	373,306	10.7
Gross profit	2,559,843	2,305,585	254,258	11.0
Gross margin	66.2%	66.0%		20 bps

Direct-to-Consumer sales increased $373.3 million, or 10.7%, to $3.9 billion, due to increases in Europe, Middle East & Africa of 38.3%, the Americas of 6.6% and Asia Pacific of 8.0%. Volume increased 11.2% in the number of units sold and average selling price per unit decreased 0.5%.

Direct-to-Consumer gross margin increased 20 basis points to 66.2% due to favorable channel mix and lower cost per unit, partially offset by a decrease in average selling prices.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Outlook

We have cash and cash equivalents of $1,116.5 million at December 31, 2024. Amounts held outside the U.S. were $1,027.1 million, or 92.0%, and approximately $362.1 million was available for repatriation to the U.S. as of December 31, 2024 without incurring additional U.S. federal income taxes and applicable non-U.S. income and withholding taxes.

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

At December 31, 2024, we have unused credit capacity of $745.4 million on our corporate revolving credit facility, with an additional $250.0 million available through an accordion feature. We believe that anticipated cash flows from operations, existing cash and investments balances, available borrowings under our revolving credit facility, and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements for the next twelve months.

Cash Flows

Our working capital at December 31, 2024 was $2.2 billion, a decrease of $0.1 billion from working capital of $2.3 billion at December 31, 2023. Our cash and cash equivalents at December 31, 2024 were $1,116.5 million compared to $1,189.9 million at December 31, 2023. Our primary source of operating cash is collections from customers. Our primary uses of cash are inventory purchases, selling, general and administrative expenses and capital expenditures.

Operating Activities

Net cash provided by operating activities was $687.4 million for 2024 and $1,231.2 million for 2023. The $543.8 million decrease in cash flows from operating activities in 2024 resulted from working capital, primarily higher inventory levels due to elevated merchandise-in-transit, resultant from the Red Sea crisis and growth in our business. These decreases were partially offset by earnings.

Investing Activities

Net cash used in investing activities was $485.4 million for 2024 as compared to $418.0 million for 2023. The $67.3 million increase was due to increased capital expenditures of $93.1 million and net investment activity of $44.6 million, partially offset by acquisitions of $70.4 million in the prior year.

Our capital investments remain focused on supporting our strategic growth priorities, growing our Direct-to-Consumer business, as well as expanding the presence of our brand internationally. Capital expenditures for the year ended December 31, 2024 were $416.8 million, which included $179.8 million for investments in our retail stores and direct-to-consumer technologies, $124.6 million for the expansion of our global distribution infrastructure and $59.1 million of investments in our new corporate offices. We expect our capital expenditures for 2025 to be approximately $600 million to $700 million, which is primarily related to expanding distribution capacity in key markets, new stores and the completion of our corporate offices. We expect to fund ongoing capital expenditures through a combination of available cash and borrowings.

Financing Activities

Net cash used in financing activities was $253.5 million during 2024 compared to $234.7 million in 2023. The increase of $18.8 million is the result of increases in repurchases of common stock of $170.0 million, net payments related to equity awards of $28.8 million, and distributions to noncontrolling interests of $22.2 million. These increases were partially offset by increased borrowings of $194.7 million.

Capital Resources and Prospective Capital Requirements

Share Repurchase Program

On July 25, 2024, the Company's Board of Directors announced a new share repurchase program, pursuant to which the Company may purchase up to $1.0 billion in shares of its Class A common stock. This repurchase program expires on July 25, 2027, does not obligate the Company to acquire any particular amount of shares and replaced the prior share repurchase program authorization. Remaining repurchase authorization under the 2022 Share Repurchase Program was terminated upon commencement of the new program. As of December 31, 2024, $789.9 million remains available under the Share Repurchase Program.

Financing Arrangements

As of December 31, 2024, outstanding short-term and long-term borrowings were $454.9 million, of which, $271.0 million relates to loans for our domestic and China distribution centers, $150.5 million relates to our operations in China and the remainder relates to our international operations. Our short-term and long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants related to our short-term and long-term borrowings as of the date of this annual report. See Note 6 – Financial Commitments of the Consolidated Financial Statements for additional information.

Commitments

Our material cash requirements as of December 31, 2024 which are not reflected as liabilities in the Consolidated Balance Sheets include open purchase commitments with our foreign manufacturers of approximately $1.2 billion. Additionally, in 2024, we created a new joint venture to support the expansion of our North America distribution center and, in 2025, we will contribute the remaining $75.0 million required.

We are required to provide standby letters of credit to support certain obligations that arise in the ordinary course of business and may choose to provide letters of credit in place of posting cash collateral. Although the letters of credit are off-balance sheet, the majority of the obligations to which they relate are reflected as liabilities in the Consolidated Balance Sheets.

Exchange Rates

We receive U.S. dollars for substantially all of our domestic and a portion of our international product sales. Inventory purchases from offshore contract manufacturers are primarily denominated in U.S. dollars. However, purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may impact our cost of goods in the future. During 2024 and 2023, exchange rate fluctuations did not have a material impact on our inventory costs. We do not engage in hedging activities with respect to such exchange rate risk.

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

Allowance for credit losses. Accounts receivable is recorded net of estimated losses from our customers’ inability to pay. To minimize the likelihood of uncollectibility, customers’ credit-worthiness is reviewed and adjusted periodically in accordance with external credit reporting services, financial statements issued by the customer and our experience with the account. We determine the amount of the reserve by analyzing known uncollectible accounts, aged receivables, historical losses and our customers’ credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve. Allowances for credit losses are recorded to general and administrative expenses. For receivables that are not specifically identified as high risk, we provide a reserve based upon our historical loss rate as a percentage of sales.

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

Business Combinations. We use the acquisition method of accounting for business combinations and recognize assets acquired and liabilities assumed measured at their fair values on the date acquired. Goodwill is measured as of the acquisition date as the excess of consideration transferred over the net acquisition date fair value of the assets acquired and the liabilities assumed. The valuation of identifiable intangible assets reflects management's estimates based on, among other factors, use of established valuation methods, including, but not limited to, the multi-period excess earnings method income approach. Further estimates within these models include, but are not limited to, future expected cash flows, including revenues and expenses, and applicable discount rates. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Earnings and Comprehensive Income.

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

Interest rate fluctuations. As of December 31, 2024, we have $454.9 million of outstanding short-term and long-term borrowings, subject to changes in interest rates. A 200-basis point increase in interest rates would have increased interest expense by approximately $9.1 million for the year ended December 31, 2024. We do not expect changes in interest rates to have a material impact on our financial condition, results of operations or cash flows during 2025. Interest rates on our outstanding borrowings fluctuate based on a variety of base rates, including the following: the Secured Overnight Financing Rate ("SOFR"), the Bloomberg Short-Term Bank Yield Index ("BSBY") and reference rates provided by the People’s Bank of China. Changes in these interest rates will have an effect on the interest charged on outstanding balances.

We may enter into derivative financial instruments such as interest rate swaps in order to limit our interest rate risk on our long-term debt. As of December 31, 2024, we had one derivative instrument in place to hedge the cash flows on our $129.5 million variable rate debt, with a notional amount of the same value. The rate swap agreement utilized by us effectively modifies our exposure to interest rate risk by converting our floating-rate debt to a fixed rate basis over the life of the loan. Our receive rate was 30-day SOFR rate and our average rate paid was 0.778%.

Refer to Note 6 — Financial Commitments in the accompanying Notes to the Consolidated Financial Statements for further details.

Foreign currency exchange rate fluctuations. We face market risk to the extent that changes in foreign currency exchange rates affect our non-U.S. dollar functional currency foreign subsidiaries’ sales, expenses, assets and liabilities. In addition, changes in foreign currency exchange rates may affect the value of our inventory commitments. Also, inventory purchases of our products may be impacted by fluctuations in the exchange rates between the U.S. dollar and the local currencies of the contract manufacturers, which could have an impact on the cost of goods sold in the future. We manage these risks by primarily denominating these purchases and commitments in U.S. dollars.

Assets and liabilities outside the U.S. are located in regions where we have subsidiaries or joint ventures: the Americas, Europe, Middle East & Africa and Asia-Pacific. Our investments in foreign subsidiaries and joint ventures with a functional currency other than the U.S. dollar are generally considered long-term. The fluctuation of foreign currencies resulted in a cumulative foreign currency translation loss of $97.8 million and gain of $11.5 million, for the years ended December 31, 2024 and 2023, that are deferred and recorded as a component of accumulated other comprehensive loss in Skechers U.S.A., Inc.’s equity. A 200-basis point reduction in each of these exchange rates at December 31, 2024 would have reduced the values of our net investments by approximately $112.8 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Skechers U.S.A., Inc.

Manhattan Beach, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Skechers U.S.A., Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, stockholders' equity and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Income Taxes

The Company is a U.S. based multinational entity subject to taxes in the U.S. and multiple foreign jurisdictions which affect the Company’s provision for income taxes. The income tax provision is determined by management based on current enacted tax regulations at each jurisdiction with consideration of intercompany transactions across multiple tax jurisdictions. As indicated in Note 10 to the consolidated financial statements, total income tax expense for the year ended December 31, 2024 was $148.1 million, of which $9.3 million represented U.S. Federal tax expense, $10.1 million represented U.S. State tax expense, and the remaining $128.7 million represented foreign tax expense.

We identified the accounting for the Company’s income tax provision as a critical audit matter due to the complexity involved in: (i) the application of relevant tax laws and regulations in calculating taxable income and deferred tax balances in certain jurisdictions, and (ii) the application of transfer pricing guidelines to various intercompany transactions. Auditing these elements required challenging auditor judgement and an increased extent of audit effort, including the use of income tax professionals, international tax service professionals, and transfer pricing tax professionals.

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
•
Testing the completeness and accuracy of the underlying data used to determine taxable income, deferred tax balances, and transfer pricing adjustments.
•
Utilizing income tax professionals and international tax service professionals to assist in evaluating management’s application of relevant tax laws and regulations in calculating taxable income and deferred tax balances in certain jurisdictions.
•
Utilizing transfer pricing tax professionals to assist in evaluating management’s application of transfer pricing guidelines to various intercompany transactions.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2013.

Los Angeles, California

February 28, 2025

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31,
(in thousands, except par value)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$1,116,516	$1,189,910
Short-term investments	118,470	72,595
Trade accounts receivable, less allowances of $66,616 and $57,867	990,558	860,300
Other receivables	98,499	82,253
Inventory	1,919,386	1,525,409
Prepaid expenses and other	205,994	222,137
Total current assets ($1,413,643 and $1,252,372 related to VIEs)	4,449,423	3,952,604
Property, plant and equipment, net	1,834,930	1,506,690
Operating lease right-of-use assets	1,363,596	1,276,171
Deferred tax assets	440,358	450,574
Long-term investments	146,687	123,996
Goodwill	94,494	101,230
Other assets, net	126,270	136,086
Total non-current assets ($861,175 and $641,879 related to VIEs)	4,006,335	3,594,747
TOTAL ASSETS	$8,455,758	$7,547,351
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,241,838	$1,008,001
Accrued expenses	330,251	320,105
Operating lease liabilities	297,926	274,296
Current installments of long-term borrowings	353,131	46,571
Short-term borrowings	33,338	11,894
Total current liabilities ($846,986 and $600,337 related to VIEs)	2,256,484	1,660,867
Long-term operating lease liabilities	1,176,290	1,108,110
Long-term borrowings	68,450	242,944
Deferred tax liabilities	11,148	12,594
Other long-term liabilities	123,122	122,794
Total non-current liabilities ($170,341 and $329,219 related to VIEs)	1,379,010	1,486,442
Total liabilities	3,635,494	3,147,309
Commitments and contingencies (Note 7)
Redeemable noncontrolling interest (Note 1)	90,099	89,832
Stockholders’ equity
Preferred Stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.001 par value; 500,000 shares authorized; 129,854 and 132,837 shares issued and outstanding	130	133
Class B Common Stock, $0.001 par value; 75,000 shares authorized; 19,379 and 20,182 shares issued and outstanding	19	20
Additional paid-in capital	12,170	295,847
Accumulated other comprehensive loss	(171,221)	(73,388)
Retained earnings	4,436,201	3,796,730
Skechers U.S.A., Inc. equity	4,277,299	4,019,342
Noncontrolling interests (Note 1)	452,866	290,868
Total stockholders' equity	4,730,165	4,310,210
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY	$8,455,758	$7,547,351

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Consolidated Statements of Earnings

	Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Sales	$8,969,351	$8,000,342	$7,444,550
Cost of sales	4,201,912	3,847,938	3,929,193
Gross profit	4,767,439	4,152,404	3,515,357
Operating expenses
Selling	800,634	676,890	583,626
General and administrative	3,062,548	2,690,728	2,385,061
Total operating expenses	3,863,182	3,367,618	2,968,687
Earnings from operations	904,257	784,786	546,670
Other (expense) income	(26,508)	16,086	(24,413)
Earnings before income taxes	877,749	800,872	522,257
Income tax expense	148,136	150,949	93,095
Net earnings	729,613	649,923	429,162
Less: Net earnings attributable to noncontrolling interests and redeemable noncontrolling interest (Note 1)	90,142	104,124	56,134
Net earnings attributable to Skechers U.S.A., Inc.	$639,471	$545,799	$373,028
Net earnings per share attributable to Skechers U.S.A., Inc.
Basic	$4.21	$3.53	$2.40
Diluted	$4.16	$3.49	$2.38
Weighted-average shares used in calculating net earnings per share attributable to Skechers U.S.A., Inc.
Basic	151,838	154,533	155,627
Diluted	153,843	156,256	156,608

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net earnings	$729,613	$649,923	$429,162
Other comprehensive income, net of tax
Net unrealized (loss) gain on derivative contract	(4,897)	(3,888)	9,787
(Loss) gain on foreign currency translation adjustment	(130,926)	11,241	(53,552)
Comprehensive income	593,790	657,276	385,397
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest (Note 1)	52,152	99,968	48,190
Comprehensive income attributable to Skechers U.S.A., Inc.	$541,638	$557,308	$337,207

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Redeemable Noncontrolling Interest

	Shares		Amount
(in thousands)	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid–in capital	Accumulated other comprehensive loss	Retained earnings	Skechers U.S.A., Inc. equity	Noncontrolling interests (Note 1)	Total stockholders' equity (Note 1)	Redeemable noncontrolling interest (Note 1)
Balance at December 31, 2021	135,107	20,939	$135	$21	$429,608	$(48,323)	$2,877,903	$3,259,344	$204,523	$3,463,867	$78,205
Net earnings	—	—	—	—	—	—	373,028	373,028	57,744	430,772	(1,610)
Foreign currency translation adjustment	—	—	—	—	—	(36,574)	—	(36,574)	(18,752)	(55,326)	1,774
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(29,320)	(29,320)	—
Net unrealized gain on derivative contract	—	—	—	—	753	—	—	753	9,034	9,787	—
Stock compensation expense	—	—	—	—	59,874	—	—	59,874	—	59,874	—
Proceeds from the employee stock purchase plan	243	—	—	—	8,131	—	—	8,131	—	8,131	—
Shares issued under the incentive award plan	1,424	—	2	—	(1)	—	—	1	—	1	—
Shares redeemed for employee tax withholdings	(503)	—	(1)	—	(20,323)	—	—	(20,324)	—	(20,324)	—
Repurchases of common stock	(1,927)	—	(2)	—	(74,243)	—	—	(74,245)	—	(74,245)	—
Conversion of Class B Common Stock into Class A Common Stock	129	(129)	—	—	—	—	—	—	—	—	—
Balance at December 31, 2022	134,473	20,810	$134	$21	$403,799	$(84,897)	$3,250,931	$3,569,988	$223,229	$3,793,217	$78,369
Net earnings	—	—	—	—	—	—	545,799	545,799	96,766	642,565	7,358
Foreign currency translation adjustment	—	—	—	—	—	11,509	—	11,509	(4,373)	7,136	4,105
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(17,719)	(17,719)	—
Purchase of noncontrolling interest	—	—	—	—	(2,853)	—	—	(2,853)	(3,147)	(6,000)	—
Net unrealized loss on derivative contract	—	—	—	—	—	—	—	—	(3,888)	(3,888)	—
Stock compensation expense	—	—	—	—	67,960	—	—	67,960	—	67,960	—
Proceeds from the employee stock purchase plan	242	—	—	—	9,445	—	—	9,445	—	9,445	—
Shares issued under the incentive award plan	1,120	—	1	—	(1)	—	—	—	—	—	—
Shares redeemed for employee tax withholdings	(429)	—	—	—	(22,442)	—	—	(22,442)	—	(22,442)	—
Repurchases of common stock	(3,197)	—	(3)	—	(160,061)	—	—	(160,064)	—	(160,064)	—
Conversion of Class B Common Stock into Class A Common Stock	628	(628)	1	(1)	—	—	—	—	—	—	—
Balance at December 31, 2023	132,837	20,182	$133	$20	$295,847	$(73,388)	$3,796,730	$4,019,342	$290,868	$4,310,210	$89,832
Net earnings	—	—	—	—	—	—	639,471	639,471	78,985	718,456	11,157
Foreign currency translation adjustment	—	—	—	—	—	(97,833)	—	(97,833)	(22,203)	(120,036)	(10,890)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	150,000	150,000	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(39,887)	(39,887)	—
Net unrealized loss on derivative contract	—	—	—	—	—	—	—	—	(4,897)	(4,897)	—
Stock compensation expense	—	—	—	—	86,665	—	—	86,665	—	86,665	—
Proceeds from the employee stock purchase plan	214	—	—	—	11,025	—	—	11,025	—	11,025	—
Shares issued under the incentive award plan	2,001	—	2	—	1,609	—	—	1,611	—	1,611	—
Shares redeemed for employee tax withholdings	(850)	—	(1)	—	(52,878)	—	—	(52,879)	—	(52,879)	—
Repurchases of common stock	(5,151)	—	(5)	—	(330,098)	—	—	(330,103)	—	(330,103)	—
Conversion of Class B Common Stock into Class A Common Stock	803	(803)	1	(1)	—	—	—	—	—	—	—
Balance at December 31, 2024	129,854	19,379	$130	$19	$12,170	$(171,221)	$4,436,201	$4,277,299	$452,866	$4,730,165	$90,099

See accompanying notes to consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities
Net earnings	$729,613	$649,923	$429,162
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	211,499	181,925	153,716
Provision for credit losses and returns	53,847	48,539	37,806
Stock compensation	86,665	67,960	59,874
Deferred income taxes	5,081	(2,370)	(6,489)
Net foreign currency adjustments	25,762	(18,492)	(2,366)
Changes in operating assets and liabilities
Receivables	(248,557)	(3,416)	(179,734)
Inventory	(441,700)	324,193	(389,026)
Other assets	(140,391)	(98,041)	(33,007)
Accounts payable	260,509	41,565	107,199
Other liabilities	145,062	39,378	61,190
Net cash provided by operating activities	687,390	1,231,164	238,325
Cash flows from investing activities
Capital expenditures	(416,794)	(323,722)	(358,992)
Acquisitions, net of cash acquired	—	(70,370)	—
Purchases of investments	(197,417)	(160,233)	(70,837)
Proceeds from sales and maturities of investments	128,851	136,306	142,343
Net cash used in investing activities	(485,360)	(418,019)	(287,486)
Cash flows from financing activities
Proceeds from the employee stock purchase plan	11,025	9,445	8,131
Repayments on long-term borrowings	(130,280)	(78,256)	(95,410)
Proceeds from long-term borrowings	265,171	48,100	74,670
Net proceeds from (repayments on) short-term borrowings	21,882	(7,741)	18,439
Net payments related to equity awards	(51,268)	(22,442)	(20,324)
Repurchases of common stock	(330,103)	(160,064)	(74,245)
Purchase of noncontrolling interest	—	(6,000)	—
Distributions to noncontrolling interests	(39,887)	(17,719)	(29,320)
Net cash used in financing activities	(253,460)	(234,677)	(118,059)
Effect of exchange rates on cash and cash equivalents	(21,964)	(4,291)	(13,330)
Net change in cash and cash equivalents	(73,394)	574,177	(180,550)
Cash and cash equivalents at beginning of the period	1,189,910	615,733	796,283
Cash and cash equivalents at end of the period	$1,116,516	$1,189,910	$615,733

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$21,290	$21,871	$19,293
Income taxes, net	175,829	147,095	113,933
Non-cash transactions
Right-of-use assets exchanged for lease liabilities	434,146	343,438	327,022
Contribution from noncontrolling interests	150,000	—	—
Non-cash consideration for acquired business	—	8,873	—

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

USE OF ESTIMATES

The Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Significant areas requiring the use of estimates relate primarily to allowances for credit losses, returns and customer chargebacks, inventory reserves, litigation reserves and valuation of deferred income taxes. Actual results could differ materially from those estimates.

REVENUE RECOGNITION

The Company derives income from the sale of footwear, apparel and accessories and royalties earned from licensing the Skechers brand. The Company recognizes sales revenue, net of estimated returns and excluding sales and value added taxes. Revenue is recognized at point of sale or upon shipment, the point in time where control transfers to the customer.

Wholesale sales are primarily recognized upon shipment, and in certain international markets, upon delivery. Direct-to-Consumer sales are primarily recognized at the point of sale for transactions with customers at the Company’s retail stores and recognized upon shipment for sales made through its websites.

Sales are reduced by an estimate of customer merchandise returns, which is calculated based on historical experience. The Company reserves for potential disputed amounts or chargebacks from its customers. The Company’s chargeback reserve is based on a factors such as historical trends, customer behavior and nature of the chargeback.

COST OF SALES

Cost of sales consists primarily of product costs, including inbound freight costs, purchasing and receiving costs, and third-party royalties. Expense associated with sales return and inventory reserves is recognized in cost of sales.

ALLOWANCE FOR CREDIT LOSSES

The Company provides a reserve for estimated losses that may result from its customers’ inability to pay. The Company determines the amount of the reserve by analyzing known uncollectible accounts, aged receivables, historical losses and its customers’ credit-worthiness. Allowances for credit losses are recorded to general and administrative expenses.

WAREHOUSE AND DISTRIBUTION COSTS

The Company’s distribution network-related costs are included in general and administrative expenses. Distribution expenses, including the functions of purchasing, receiving, inspecting, allocating, surface transportation, warehousing and packaging product totaled $594.0 million, $565.1 million and $538.7 million for 2024, 2023 and 2022 (which includes rent and depreciation).

PRODUCT DESIGN AND DEVELOPMENT COSTS

The Company charges product design and development costs to general and administrative expenses. Aggregate product design and development costs were approximately $33.9 million, $27.9 million, and $28.1 million during the years ended December 31, 2024, 2023 and 2022.

ADVERTISING

Advertising costs are expensed in the period in which an advertisement first runs, or over the life of an endorsement contract. Advertising expense for the years ended December 31, 2024, 2023 and 2022 was approximately $669.6 million, $562.1 million and $473.7 million. Prepaid advertising costs were $37.0 million at December 31, 2024, consisting of $17.3 million short-term and $19.7 million long-term, which is included in other assets, net, in the Company’s Consolidated Balance Sheets. Prepaid amounts represent the unamortized portion of endorsement contracts or advertising in trade publications and media productions created, but not run.

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

INVENTORY

Inventory is stated at the lower of cost or net realizable value. Cost is primarily based on the first-in, first-out method. The weighted-average cost method is used in certain markets and Direct-to-Consumer channels. Cost of product includes shipping and handling fees. The Company estimates losses from obsolete or slow-moving inventory and reserves the cost of inventory at the time such determinations are made. The Company has consistently applied these inventory cost methods from year to year.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets. The Company reviews stores for impairment annually or when facts and circumstances indicate that the carrying values may be impaired. The Company did not record material impairment charges during the years ended December 31, 2024, 2023 or 2022. The principal estimated useful lives are as follows:

Buildings	20 to 40 years
Building improvements	10 to 20 years
Furniture, fixtures and equipment	5 to 20 years
Leasehold improvements	Shorter of useful life or remaining lease term

GOODWILL

Business acquisitions are accounted for under the acquisition method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. As of December 31, 2024 and 2023, the Company had $94.5 million and $101.2 million of goodwill included in the Wholesale segment. The decrease in goodwill relates to the effect of foreign currency exchange translation. Goodwill is not amortized but is tested at least annually in the fourth quarter for impairment or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

INTANGIBLE ASSETS

Other assets, net, includes amortizable intangible assets consisting of reacquired rights with a gross carrying value of $103.6 million and $108.4 million and accumulated amortization of $53.6 million and $42.2 million as of December 31, 2024 and 2023. Purchased intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives. Amortization expense related to amortizable intangible assets were $14.7 million, $11.4 million and $6.9 million for years ended December 31, 2024, 2023 and 2022. Future amortization expense related to amortizable intangible assets is expected to be approximately $13.9 million for 2025, $9.4 million for 2026, $7.9 million for each of the years 2027 and 2028, $7.7 million for 2029 and $3.2 million thereafter. The weighted-average amortization period for amortizable reacquired rights is 7 years.

Noncontrolling Interests AND REDEEMABLE NONCONTROLLING INTEREST

The Company has equity interests in several joint ventures that were established either to exclusively distribute the Company’s products throughout China, Israel, South Korea, Mexico and Southeast Asia or to construct the Company’s domestic distribution facility. These joint ventures are variable interest entities (“VIE”) and the Company is considered the primary beneficiary. This determination is based on the relationships between the Company and the VIE, including management agreements, governance documents and other contractual arrangements. Specifically, the Company has both of the following characteristics: (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE, or the right to receive benefits from the entity that could potentially be significant to the VIE. The assets and liabilities and results of operations of these entities are included in the Company’s consolidated financial statements, even though the Company may not hold a majority equity interest.

In December 2023, the Company increased the ownership interest related to the Israel joint venture from 51% to 75% for $6.0 million. The Israel entity continues to be included in the Company’s consolidated financial statements.

During 2024, the Company created the new joint venture, HF Logistics-SKX T3, LLC ("HF-T3") to support expansion of its North America distribution center. The Company is obligated to contribute $150.0 million, of which $75.0 million was paid during the year ended December 31, 2024. The joint venture partner contributed land with a value of $150.0 million. HF-T3 is fully consolidated in the Company's consolidated financial statements.

The Company continues to reassess these relationships based on events and circumstances. The assets of these joint ventures are restricted, as they are not available for general business use outside the context of such joint ventures. The holders of the liabilities of each joint venture have no recourse to the Company.

A joint venture agreement allows the partner, based on certain triggers, to require the Company to repurchase its noncontrolling interest. As the redemption feature is not solely within the control of the Company, the noncontrolling interest is classified within temporary equity as redeemable noncontrolling interest. As of December 31, 2024 and 2023, it was not probable that the redeemable noncontrolling interest would become redeemable. Prior periods presented were revised to reflect consistent presentation as the result of this correction. The impact to the previously reported Consolidated Balance Sheet as of December 31, 2023, was as follows:

	As of December 31, 2023
(in thousands)	As reported	Revised	Adjustment
Redeemable noncontrolling interest	$—	$89,832	$89,832
Noncontrolling interests	380,700	290,868	(89,832)
Total stockholders' equity	4,400,042	4,310,210	(89,832)

The Consolidated Statements of Earnings and the Consolidated Statements of Comprehensive Income did not have any classification changes, only a change in the category descriptions to indicate as noncontrolling interests and redeemable noncontrolling interest.

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the U.S. dollar. Certain international operations use the respective local currency as their functional currency, while others use the U.S. dollar as their functional currency. Translation adjustments for subsidiaries with non-U.S. dollar functional currencies are included in other comprehensive income. Foreign currency transaction gains (losses), and remeasurement, resulting from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are reported in earnings. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated at the balance sheet date exchange rate. Net earnings and cash flow items are translated at the weighted-average exchange rates during the period. Translations of intercompany loans of a long-term investment nature are included as a component of translation adjustment in other comprehensive income.

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

The Company’s Level 1 investments primarily include money market funds, U.S. Treasury securities and actively traded mutual funds; Level 2 investments primarily include corporate notes and bonds, asset-backed securities and U.S. Agency securities; and the Company does not currently have any Level 3 assets or liabilities. The Company has one Level 2 derivative instrument which is an interest rate swap (see Note 6 – Financial Commitments) classified as other assets, net, at both December 31, 2024 and 2023. The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipt was based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. Credit valuation adjustments were incorporated to appropriately reflect both the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

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

DERIVATIVE INSTRUMENTS

The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Company uses an interest rate swap as part of its interest rate risk management strategy. The Company’s interest rate swap is designated as a cash flow hedge. By utilizing an interest rate swap, the Company is exposed to credit-related losses in the event that the counterparty fails to perform under the terms of the derivative contract. To mitigate this risk, the Company enters into derivative contracts with major financial institutions based upon credit ratings and other factors. As of December 31, 2024, all counterparties to the interest rate swap had performed in accordance with their contractual obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2024, the FASB issued Accounting Standards Update ("ASU") 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation and selling expenses included in each income statement line item. This update is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, and shall be applied either prospectively or retrospectively at the option of the Company and early adoption is permitted. The Company is currently evaluating the impact of the new disclosure requirements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. Once adopted, the Company expects to include additional income tax disclosures as required by the new guidance. The standard will not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Among other new disclosure requirements, ASU 2023-07 requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker. The Company adopted ASU 2023-07 beginning with its annual period ended December 31, 2024. See Note 13 – Segment and Geographic Information for updated disclosures as a result of the adoption.

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements, which requires all lessees to amortize leasehold improvements associated with common control leases over their useful life to the common control group. The Company adopted ASU 2023-01 on January 1, 2024, and the adoption of this ASU did not have a material impact on its consolidated financial statements.

(2)
Cash, Cash Equivalents, Short-term and Long-term Investments

The following tables show the Company’s cash, cash equivalents, short-term and long-term investments by significant investment category:

	As of December 31, 2024
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$1,094,228	$1,094,228	$1,094,228	$—	$—
Level 1
Money market funds	15,441	15,441	15,441	—	—
U.S. Treasury securities	26,160	26,160	2,849	14,513	8,798
Mutual funds	N/A	2,984	—	—	2,984
Total level 1	41,601	44,585	18,290	14,513	11,782
Level 2
Corporate notes and bonds	129,588	129,588	2,998	85,767	40,823
Asset-backed securities	22,073	22,073	—	257	21,816
U.S. Agency securities	20,091	20,091	1,000	17,933	1,158
Total level 2	171,752	171,752	3,998	103,957	63,797
Total	$1,307,581	$1,310,565	$1,116,516	$118,470	$75,579

	As of December 31, 2023
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$972,278	$972,278	$972,278	$—	$—
Level 1
Money market funds	176,317	176,317	176,317	—	—
U.S. Treasury securities	39,769	39,769	29,942	9,827	—
Mutual funds	N/A	8,535	—	—	8,535
Total level 1	216,086	224,621	206,259	9,827	8,535
Level 2
Corporate notes and bonds	97,795	97,795	9,374	50,949	37,472
Asset-backed securities	11,159	11,159	—	—	11,159
U.S. Agency securities	27,269	27,269	1,999	11,819	13,451
Total level 2	136,223	136,223	11,373	62,768	62,082
Total	$1,324,587	$1,333,122	$1,189,910	$72,595	$70,617

The Company’s investments consist of U.S. Treasury securities, corporate notes and bonds, asset-backed securities and U.S. agency securities, which the Company has the intent and ability to hold to maturity and therefore are classified as held-to-maturity. The Company holds mutual funds in its deferred compensation plan which are classified as trading securities. The Company may sell certain of its investments prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s long-term investments are less than two years. The Company minimizes the potential risk of principal loss by investing in highly-rated securities and limiting the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio. Included in long-term investments on the Consolidated Balance Sheets are company owned life insurance contracts of $71.1 million and $53.4 million as of December 31, 2024 and December 31, 2023. Consolidated interest income was $37.3 million, $24.8 million, and $6.0 million for the years ended December 31, 2024, 2023 and 2022.

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

Operating lease cost and other information:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Fixed lease cost	$409,936	$361,894	$307,265
Variable lease cost	11,059	11,424	10,803
Operating cash flows used for leases	411,617	359,727	303,721
Weighted-average remaining lease term	6.44 years	5.43 years	5.52 years
Weighted-average discount rate	4.59%	4.16%	3.12%

The following table presents future lease payments as of December 31, 2024:

Year (in thousands)	Operating Leases
2025	$356,293
2026	303,656
2027	254,437
2028	200,624
2029	164,496
Thereafter	446,351
Total lease payments	1,725,857
Less: Imputed interest	(251,641)
Operating lease liabilities	$1,474,216

As of December 31, 2024, the Company has operating leases, primarily for distribution center expansion and retail stores, that have not yet commenced which will generate additional ROU assets of $327.0 million.

(4)
Property, Plant and Equipment

Property, plant and equipment were as follows:

	As of December 31,
(in thousands)	2024	2023
Land	$285,892	$122,433
Buildings and improvements	814,005	720,663
Furniture, fixtures and equipment	1,070,476	954,482
Leasehold improvements	723,930	669,886
Total property, plant and equipment	2,894,303	2,467,464
Less accumulated depreciation and amortization	1,059,373	960,774
Property, plant and equipment, net	$1,834,930	$1,506,690

Depreciation expense was $179.7 million, $156.5 million and $131.3 million for the years ended December 31, 2024, 2023 and 2022.

(5)
Accrued Expenses

Accrued expenses were as follows:

	As of December 31,
(in thousands)	2024	2023
Accrued payroll, taxes, and other	$166,487	$166,132
Return reserve liability	73,088	80,968
Accrued inventory purchases	90,676	73,005
Accrued expenses	$330,251	$320,105

(6)
Financial Commitments

The Company had $36.6 million and $32.5 million letters of credit at December 31, 2024 and 2023. Interest expense was $21.9 million, $22.4 million and $19.7 million for the years ended December 31, 2024, 2023 and 2022. The Company was in compliance with all financial covenants as of December 31, 2024.

SHORT-TERM BORROWINGS

		As of December 31,
(in thousands)	Expiration Date	2024	2023
Revolving credit facility - Corporate	December 2026	$—	$—
Revolving credit facilities - India	Various 2025	21,209	6,021
Other - international facilities	Various 2025	12,129	5,873
Short-term borrowings		$33,338	$11,894

Revolving Credit Facilities

The Company maintains a revolving credit facility with Bank of America, N.A. which allows for an unsecured credit facility to $750.0 million, which may be increased up to $250.0 million under certain conditions and provides for the issuance of letters of credit up to a maximum of $100.0 million and swingline loans up to a maximum of $50.0 million. The Company may use the proceeds for working capital and other lawful corporate purposes. Borrowings and letters of credit bear interest, at the Company’s option, at a rate equal to (a) Term Secured Overnight Financing Rate ("SOFR") plus an applicable margin between 1.000% and 1.500% based upon the Company’s Total Adjusted Net Leverage Ratio or (b) a base rate (defined as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Bank of America prime rate, (iii) Term SOFR plus 1.00%, and (iv) 1.00%) plus an applicable margin between 0% and 0.500% based upon the Company’s Total Adjusted Net Leverage Ratio. The unused credit capacity was $745.4 million and $746.9 million as of December 31, 2024 and 2023.

The Company is required to maintain a maximum total adjusted net leverage ratio of 3.75:1, except in the event of an acquisition in which case the ratio may be increased at the Company’s election to 4.25:1 for the quarter in which such acquisition occurs and for the next three quarters thereafter.

The Company's subsidiary in India had various line of credits as of December 31, 2024 with unused capacity of $37.5 million and a weighted average interest rate of 7.80%. Borrowings on the line of credit are due in 180 days. Additionally, the Company maintains various credit facilities within its other international markets with an aggregate unused capacity of approximately $40.3 million that is available for working capital needs and issuance of letters of credit.

LONG-TERM BORROWINGS

		As of December 31,
(in thousands)	Maturity Date	2024	2023
HF-T1 Distribution Center Loan	March 2025	$129,505	$129,505
HF-T2 Distribution Center Construction Loan	April 2025	73,017	73,017
China Distribution Center Expansion Construction Loan	December 2032	68,450	40,330
China Operational Loans	Various 2025	150,517	46,228
Other	Various	92	435
Subtotal		421,581	289,515
Less: Current installments of long-term borrowings		353,131	46,571
Long-term borrowings		$68,450	$242,944

HF-T1 Distribution Center Loan

To finance construction and improvements to the Company’s North American distribution center, the Company’s joint venture with HF Logistics I, LLC (“HF”), HF Logistics-SKX, LLC (the “JV”), through a wholly-owned subsidiary of the JV (“HF-T1”), entered into a $129.5 million construction loan agreement with interest of SOFR Daily Floating Rate plus a margin of 1.75% per annum.

HF-T1 also entered into an interest rate swap agreement with Bank of America with a maturity date of March 18, 2025, which fixed the effective interest rate on the loan at 2.55% per annum. During the second quarter of 2023, the Company amended certain terms of the loan agreement and the related interest rate swap to replace the London Interbank Offered Rate ("LIBOR") with the daily SOFR as part of the reference rate reform. The amended loan and interest rate swap agreements are subject to customary covenants and events of default. The obligations of the JV under this loan are guaranteed by HF.

As of both December 31, 2024 and 2023, the interest rate swap had an aggregate notional amount of $129.5 million. Under the terms of the amended swap agreement, the Company will pay a weighted-average fixed rate of 0.778% on the notional amount and receive payments from the counterparty based on the 30-day SOFR rate, effectively modifying the Company’s exposure to interest rate risk by converting floating-rate debt to a fixed rate of 2.63%.

HF-T2 Distribution Center Construction Loan

On April 3, 2020, HF Logistics-SKX T2, LLC (“HF-T2”), a joint venture, entered into a construction loan agreement of up to $73.0 million with Bank of America to expand the North American distribution center. The interest rate is based on the Bloomberg Short-Term Bank Yield Index ("BSBY") Daily Floating Rate plus a margin of 190 basis points, reducing to 175 basis points upon substantial completion of the construction and certain other conditions being satisfied. In October 2024, the loan was amended to replace the BSBY rate with the SOFR rate. The weighted-average annual interest rate on borrowings was 6.94% during the year ended December 31, 2024. The obligations of the JV under this loan are guaranteed by TGD Holdings I, LLC, which is an affiliate of HF.

China Distribution Center Expansion Construction Loan

On October 18, 2022, the Company entered into a loan agreement for 1.1 billion yuan with Bank of China Co., Ltd to finance the construction of its distribution center expansion in China. Interest is paid quarterly. The interest rate at December 31, 2024 was 2.95% and may increase or decrease over the life of the loan, and is evaluated every 12 months. Beginning in 2026, the principal of the loan will be repaid in semi-annual installments of variable amounts. The obligations of this loan entered through the Company’s Taicang Subsidiary are jointly and severally guaranteed by the Company’s China joint venture.

China Operational Loans

The Company has certain secured credit facilities with an aggregate capacity of 1.75 billion yuan to support the operations of its China joint venture. As of December 31, 2024 and 2023, interest rates on outstanding borrowings ranged from 2.00% to 2.90% per annum.

The following table presents the future principal payments required under the Company’s debt obligations, discussed above:

Year (in thousands)	Maturities
2025	$353,131
2026	8,712
2027	8,712
2028	8,712
2029	9,957
Thereafter	32,357
Total	$421,581

Other Financial Commitments

As of December 31, 2024, the Company had remaining obligations totaling $75.0 million that will be contributed to the newly-formed joint venture, HF-T3, during the year ending December 31, 2025.

(7)
Commitments and Contingencies

PRODUCT AND OTHER FINANCING

The Company finances production activities in part through the use of interest-bearing open purchase arrangements with certain of its international manufacturers. These arrangements currently bear interest at rates between 0.0% and 0.4% for 30- to 60-day financing. The amounts included in accounts payable and outstanding under these arrangements were $273.6 million and $298.9 million at December 31, 2024 and 2023. Interest expense incurred by the Company under these arrangements totaled $5.3 million in 2024, $6.5 million in 2023 and $6.1 million in 2022. The Company has open purchase commitments with its foreign manufacturers of $1.2 billion and warehouse and equipment and corporate construction contracts of $184.8 million for the expansion of its distribution centers and corporate headquarters, which are not included in the Consolidated Balance Sheets at December 31, 2024.

LITIGATION

In accordance with GAAP, the Company records a liability in its consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the consolidated financial statements as of December 31, 2024, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote. The Company recognizes legal expense in connection with loss contingencies as incurred.

(8)
Stockholders’ Equity and Stock Compensation

COMMON STOCK

The authorized capital stock of the Company consists of 500.0 million shares of Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), 75.0 million shares of Class B Common Stock, par value $0.001 per share (“Class B Common Stock”), and 10.0 million shares of Preferred Stock, par value $0.001 per share.

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

During the years ended December 31, 2024, 2023 and 2022 certain Class B stockholders converted 803,758, 627,632 and 128,530 shares, respectively, of Class B Common Stock to Class A Common Stock.

SHARE REPURCHASE PROGRAM

The Company's Board of Directors authorized a new share repurchase program effective July 25, 2024, pursuant to which the Company may purchase shares of its Class A common stock, for an aggregate repurchase price not to exceed $1.0 billion. This repurchase program expires on July 25, 2027, does not obligate the Company to acquire any particular amount of shares, and replaced the prior share repurchase program. At December 31, 2024, there was $789.9 million remaining to repurchase shares under the program.

The share repurchase program authorized in 2022 allowed the Company to purchase shares of its Class A common stock for an aggregate price not to exceed $500.0 million. The remaining authorization under this repurchase program was terminated upon authorization of the new program in 2024.

The following table provides a summary of the Company’s stock repurchase activities:

	Year Ended December 31,
	2024	2023
Shares repurchased	5,150,502	3,197,345
Average cost per share	$64.09	$50.06
Total cost of shares repurchased (in thousands)	$330,103	$160,064

INCENTIVE AWARD PLAN

On April 6, 2023, the Company's Board of Directors adopted the 2023 Incentive Award Plan (the "2023 Plan"), which became effective upon approval by the Company's stockholders on June 12, 2023. The 2023 Plan superseded prior plans. Awards issued and outstanding under the prior plan vest in accordance with the original terms. A total of 7.5 million shares of Class A Common Stock are reserved for issuance under the 2023 Plan, which provides for the grants of restricted stock, restricted stock units and various other types of equity awards as described in the plan to the employees, consultants, and directors of the Company. The 2023 Plan is administered by the Company's Board of Directors with respect to awards to non-employee directors and by the Company's Compensation Committee with respect to other eligible participants.

For the year ended December 31, 2024, the Company granted restricted stock with time-based vesting, as well as performance-based awards. The performance-based awards include those with a market condition tied to the Company’s total shareholder return in relation to its peer companies as well as those with a financial performance condition tied to annual EPS growth. The vesting and ultimate payout of performance awards is determined at the end of the three-year performance period and can vary from zero to 200% based on actual results. As of December 31, 2024, a total of 5,807,480 shares remain available for grant as equity awards under the 2023 Plan if target levels are achieved for performance-based awards and 5,223,030 available if maximum levels are achieved.

The Company granted the following stock-based instruments:

	Year Ended December 31,
	2024		2023		2022
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value
Restricted stock	1,211,160	$59.12	959,690	$46.24	1,446,550	$38.27
Performance-based restricted stock (1)	93,500	$60.91	121,225	$43.34	116,250	$42.46
Market-based restricted stock (1)	93,500	$78.80	121,225	$59.71	116,250	$58.85

________________________________________________

(1) Based on the target number of shares that may vest.

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

A summary of the status and changes of the Company’s unvested shares related to the Plan is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2021	3,253,316	$38.97
Granted	1,679,050	39.98
Vested/Released	(1,423,531)	36.13
Cancelled	(84,933)	39.72
Unvested at December 31, 2022	3,423,902	40.62
Granted	1,202,140	47.31
Vested/Released	(1,119,837)	38.76
Cancelled	(43,500)	41.19
Unvested at December 31, 2023	3,462,705	43.54
Granted	1,398,160	60.56
Vested/Released	(1,969,990)	42.94
Cancelled	(58,650)	52.18
Performance Adjustment	224,809	46.87
Unvested at December 31, 2024	3,057,034	$51.79

For the year ended December 31, 2024, shares were issued based on the achievement of certain EPS and TSR metrics as presented below:

	Year ended December 31, 2024
	Target Shares	Payout Factor	Performance Adjustment
December 2020 EPS Grant	125,000	133%	41,665
December 2020 TSR Grant	125,000	162%	77,250
March 2021 EPS Grant	108,750	133%	36,250
March 2021 TSR Grant	108,750	164%	69,644
Total Performance Adjustments			224,809

The Company recognized, as part of general and administrative, compensation expense of $83.4 million, $65.1 million and $57.3 million for grants under the Plan for the years ended December 31, 2024, 2023 and 2022. Related excess tax expense (benefit) on stock compensation recorded in the Consolidated Statements of Earnings for the years ended December 31, 2024, 2023 and 2022, was $(4.7) million, $(0.9) million, and $1.3 million. Nonvested shares generally vest over a graded vesting schedule from one to four years from the date of grant. For grants that have a service requirement, the Company accounts for forfeitures upon occurrence, rather than estimating the probability of forfeiture at the date of grant. Accordingly, the Company recognizes the full grant-date fair value of these awards on a straight-line basis throughout the requisite service period. There was $83.9 million of unrecognized compensation cost related to nonvested restricted shares as of December 31, 2024, which is expected to be recognized over a weighted-average period of 1.47 years. The total grant-date fair value of shares vested during the years ended December 31, 2024, 2023 and 2022 was $84.6 million, $43.4 million and $51.4 million.

STOCK PURCHASE PLAN

As approved by the Company’s stockholders on May 23, 2017, the 2018 Employee Stock Purchase Plan (the “ESPP”) provides a total of 5.0 million shares of Class A Common Stock for sale. The ESPP provides eligible employees of the Company and its subsidiaries the opportunity to purchase shares of the Company’s Class A Common Stock at a purchase price equal to 85% of the fair market value on the first trading day or last trading day of each purchase period, whichever is lower. Eligible employees can invest up to 15% of their compensation through payroll deductions during each purchase period. The purchase price discount and the look-back feature cause the ESPP to be compensatory and the Company recognizes compensation expense, which is computed using the Black-Scholes valuation model.

For the years ended December 31, 2024, 2023 and 2022, the Company recognized $3.3 million, $2.9 million, and $2.6 million of ESPP stock compensation expense. Under the ESPP, the Company received cash of approximately $11.0 million, $9.4 million and $8.1 million, and issued 213,168, 242,166 and 243,166 shares, for the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024, there were 3,360,412 shares available for sale under the ESPP.

(9)
Earnings Per Share

Basic EPS and diluted EPS are calculated by dividing net earnings by the following: for basic EPS, the weighted-average number of common shares outstanding for the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive common shares using the treasury stock method.

The calculation of EPS is as follows:

	Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Net earnings attributable to Skechers U.S.A., Inc.	$639,471	$545,799	$373,028

Weighted-average common shares outstanding, basic	151,838	154,533	155,627
Dilutive effect of nonvested shares	2,005	1,723	981
Weighted-average common shares outstanding, diluted	153,843	156,256	156,608
Anti-dilutive common shares excluded above	7	5	37
Net earnings attributable to Skechers U.S.A., Inc.
Basic	$4.21	$3.53	$2.40
Diluted	$4.16	$3.49	$2.38

(10)
Income Taxes

The Company’s earnings before income tax expense consists of the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
U.S. operations	$27,136	$16,740	$(48,311)
Foreign operations	850,613	784,132	570,568
Earnings before income taxes	$877,749	$800,872	$522,257

Income tax consists of the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current
Federal	$17,868	$16,839	$256
State	10,062	7,986	9,564
Foreign	115,125	130,655	84,904
Total current	143,055	155,480	94,724
Deferred
Federal	(8,601)	(2,079)	7,043
State	89	(4,598)	(1,287)
Foreign	13,593	2,146	(7,385)
Total deferred	5,081	(4,531)	(1,629)
Income tax expense	$148,136	$150,949	$93,095

Income taxes differ from the statutory tax rates as applied to earnings before income taxes as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Expected income tax expense	$184,327	$168,183	$109,674
State income tax, net of federal benefit	2,334	(832)	(1,597)
Rate differential on foreign income	(48,495)	(27,931)	(49,175)
Change in unrecognized tax benefits	4,075	3,841	12,310
Intra-entity intellectual property transfer	—	—	(3,232)
Non-deductible compensation	12,235	14,397	13,668
Tax credits	(6,489)	(6,813)	(7,544)
Excess tax (benefit) expense on stock compensation	(4,701)	(854)	1,305
U.S. tax on foreign earnings	8,986	8,180	7,611
Other	(3,978)	(5,235)	217
Change in valuation allowance	(158)	(1,987)	9,858
Income tax expense	$148,136	$150,949	$93,095
Effective tax rate	16.9%	18.8%	17.8%

The Company’s income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the non-U.S. jurisdictions in which the Company has operations, the applicable statutory rates are generally lower than in the U.S., ranging from 0% to 35%. The Company’s income tax expense was calculated using the applicable rate for each jurisdiction applied to the Company’s pre-tax earnings (loss) while the Company’s effective tax rate is calculated by dividing income tax expense by earnings before income taxes. For 2024, the effective tax rate was lower than the U.S. federal and state combined statutory rate of approximately 24.9%, primarily due to tax benefits related to earnings from foreign operations in jurisdictions imposing either lower tax rates on corporate earnings or no corporate income tax.

The Company is subject to a tax on global intangible low-taxed income (“GILTI”). GILTI taxes foreign income in excess of a deemed return on tangible assets of foreign corporations and is treated as a period cost.

The tax effects of temporary differences giving rise to deferred tax assets and liabilities are presented below:

	As of December 31,
(in thousands)	2024	2023
Deferred tax assets
Inventory adjustments	$13,047	$9,413
Accrued expenses	128,396	109,510
Allowances for credit losses and chargebacks	8,635	5,648
Intra-entity IP transfer	314,626	330,545
Section 174 Capitalized Costs	40,320	43,130
Loss carryforwards	36,007	46,021
Business credit carryforward	19,309	22,571
Share-based compensation	14,264	10,486
Operating lease liabilities	363,052	338,389
Total deferred tax assets	937,656	915,713
Valuation allowance	(56,176)	(56,334)
Total deferred tax assets, net	881,480	859,379
Deferred tax liabilities
Prepaid expenses	2,448	3,873
Right-of-use assets	363,052	338,389
Foreign intangibles	23,068	16,116
Depreciation on property, plant and equipment	63,702	63,021
Total deferred tax liabilities	452,270	421,399
Net deferred tax assets	$429,210	$437,980

At December 31, 2024, combined foreign net operating loss carry-forwards were approximately $122.2 million of which $2.2 million expire in 2025 and $37.0 million can be carried forward indefinitely.

U.S. federal tax credit carry-forward at December 31, 2024 was $3.4 million. State tax credit and net operating loss carry-forwards at December 31, 2024 were $28.6 million and $52.7 million. The state tax credit carries forward indefinitely and the net operating loss carry-forward amounts begin to expire in 2033. No valuation allowance has been recorded on these amounts as the Company believes they will be fully utilized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	As of December 31,
(in thousands)	2024	2023
Beginning balance	$43,216	$41,247
Additions for current year tax positions	6,168	4,530
Additions for prior year tax positions	—	1,379
Reductions for prior year tax positions	(7,040)	—
Settlement of uncertain tax positions	—	(1,722)
Reductions related to lapse of statute of limitations	(1,936)	(2,218)
Ending balance	$40,408	$43,216

Current unrecognized tax benefits are recorded as a reduction in prepaid expense and included in tax expense when recorded. Long-term unrecognized tax benefits are recorded as an increase in long-term taxes payable with a portion included in tax expense and a portion recorded as a reduction in deferred tax liabilities when recorded. If recognized, $42.5 million of unrecognized tax benefits would be recorded as a reduction in income tax expense and $2.1 million would be recorded as a net increase in deferred tax asset.

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

As of December 31, 2024, the Company's U.S. federal tax returns are under examination for fiscal years ended December 31, 2015, 2018, 2019, 2020, 2021 and 2022 by the Internal Revenue Service. Additionally, the Company is currently under examination in certain foreign jurisdictions. The Company is unable to determine the impact as these examinations have not been completed. As of December 31, 2024, the Company’s tax filings are generally subject to examination in most foreign jurisdictions for years ended on or after December 31, 2019. It is reasonably possible that certain foreign statutes will expire during the next twelve months which would reduce the balance of unrecognized tax benefits by $0.8 million.

The Company estimates interest and penalties related to income tax matters which are included in income tax expense (benefit). Amounts were $(0.7) million, $2.3 million, and $(1.9) million for the years ended December 31, 2024, 2023 and 2022. Accrued interest and penalties were $5.8 million and $6.4 million as of December 31, 2024 and 2023.

The Company’s cash and cash equivalents held in the U.S. and cash provided from operations are sufficient to meet the Company’s liquidity needs in the U.S. for the next twelve months. However, the Company may repatriate certain funds held outside the U.S. for which all applicable U.S. and non-U.S. tax has been fully provided as of December 31, 2024. The Company has provided for the tax impact of expected distributions from its joint venture in China as well as from its subsidiary in Chile to its intermediate parent company in Switzerland. Otherwise, because of the need for cash for operating capital and continued overseas expansion, the Company does not foresee the need for any of its other foreign subsidiaries to distribute funds up to an intermediate foreign parent company in any form of taxable dividend. Under current applicable tax laws, if the Company chooses to repatriate some or all of the funds the Company has designated as indefinitely reinvested outside the U.S., the amount repatriated would not be subject to federal income tax but may be subject to applicable non-U.S. income and withholding taxes, and to certain state income taxes. In addition to certain tax restrictions, the joint venture in China has limitations on its distribution of earnings, as local law currently requires it to maintain $30.0 million of its earnings in a statutory reserve. On October 18, 2024, the Company repatriated $400.0 million of foreign earnings to the U.S.

(11)
Employee Benefit Plans

The Company has a 401(k) defined contribution plan covering U.S. employees who are 21 years of age. The Company’s contribution is based on a non-discretionary match as defined by the plan which vests immediately. The Company made contributions of $8.2 million, $6.5 million, and $4.2 million to the plan for the years ended December 31, 2024, 2023, and 2022.

The Skechers U.S.A., Inc. Deferred Compensation Plan allows eligible employees to defer compensation, up to a maximum amount, to a future date on a nonqualified basis. The Plan provides for the Company to make discretionary contributions to participating employees as determined by the Company’s Compensation Committee. No contributions were made for the years ended December 31, 2024, 2023 and 2022. Deferred compensation liability is recognized based on the fair value of the participants’ accounts.

(12)
Related Party Transactions

The Skechers Foundation (the “Foundation”) is a 501(c)(3) non-profit entity and not a subsidiary or otherwise affiliated with the Company. The Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer, are officers and directors of the Foundation. The Company made cash contributions of $2.0 million to the Foundation in each of the years ended December 31, 2024, 2023 and 2022.

The Company had receivables from officers and employees of $0.7 million and $0.6 million at December 31, 2024 and 2023. These amounts relate to travel advances, incidental personal purchases on Company-issued credit cards and employee loans. These receivables are short-term and are expected to be repaid within a reasonable period of time.

(13)
Segment and Geographic Information

The Company has two reportable segments, Wholesale and Direct-to-Consumer. Wholesale includes Skechers-branded stores operated by third-party franchisees and licensees, family shoe stores, specialty athletic and sporting goods retailers, department stores and big box club stores, and distributors in select international markets. Direct-to-Consumer includes Company-owned Skechers-branded stores, Company-owned e-commerce sites and leading third-party marketplaces and digital platforms. The Company’s Chief Operating Decision Maker ("CODM") is its Chief Operating Officer, who evaluates segment performance based on sales and gross margin. This information is used by the CODM to analyze the growth of each segment and then makes decisions about how to allocate capital and other resources to each segment. Other costs and expenses of the Company are analyzed on an aggregate basis and not allocated to the segments. The following summarizes the Company’s operations by segment and geographic area:

Segment Information

	Year Ended December 31,
(in thousands)	2024	2023	2022
Wholesale sales	$5,100,479	$4,504,776	$4,632,429
Cost of sales	2,892,883	2,657,957	2,963,153
Gross profit	2,207,596	1,846,819	1,669,276
Gross margin	43.3%	41.0%	36.0%

Direct-to-Consumer sales	$3,868,872	$3,495,566	$2,812,121
Cost of sales	1,309,029	1,189,981	966,040
Gross profit	2,559,843	2,305,585	1,846,081
Gross margin	66.2%	66.0%	65.6%

Total sales	$8,969,351	$8,000,342	$7,444,550
Cost of sales	4,201,912	3,847,938	3,929,193
Gross profit	4,767,439	4,152,404	3,515,357
Gross margin	53.2%	51.9%	47.2%

	As of December 31,
(in thousands)	2024	2023
Identifiable assets
Wholesale	$3,915,362	$3,607,537
Direct-to-Consumer	4,540,396	3,939,814
Total	$8,455,758	$7,547,351

	Year Ended December 31,
(in thousands)	2024	2023	2022
Additions to property, plant and equipment
Wholesale	$236,968	$225,217	$255,311
Direct-to-Consumer	179,826	98,505	103,681
Total	$416,794	$323,722	$358,992

Geographic Information

	Year Ended December 31,
(in thousands)	2024	2023	2022
Geographic sales
Domestic Wholesale	$1,867,183	$1,567,806	$1,831,642
Domestic Direct-to-Consumer	1,553,021	1,482,392	1,243,511
Total domestic sales	3,420,204	3,050,198	3,075,153

International Wholesale	3,233,296	2,936,970	2,800,787
International Direct-to-Consumer	2,315,851	2,013,174	1,568,610
Total international sales	5,549,147	4,950,144	4,369,397

Total sales	$8,969,351	$8,000,342	$7,444,550

Regional Sales
Americas (AMER)	$4,367,887	$3,945,735	$3,854,392
Europe, Middle East & Africa (EMEA)	2,224,390	1,831,848	1,699,215
Asia Pacific (APAC)	2,377,074	2,222,759	1,890,943
Total sales	$8,969,351	$8,000,342	$7,444,550

China sales	$1,218,186	$1,228,630	$1,062,724

	As of December 31,
(in thousands)	2024	2023
Property, plant and equipment, net
Domestic	$1,236,882	$957,569
International	598,048	549,121
Total	$1,834,930	$1,506,690

China property plant and equipment, net	$303,607	$286,854

CONCENTRATIONS OF RISK

The Company’s sales to its five largest customers accounted for approximately 10.3%, 8.4%, and 9.6% of total sales for the years ended December 31, 2024, 2023 and 2022.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Assets held outside the U.S. were $5.6 billion and $5.1 billion at December 31, 2024 and 2023.

The Company performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated credit losses. Domestic accounts receivable generally do not require collateral. Foreign accounts receivable are generally collateralized by letters of credit. The Company’s additions to the provision for expected credit losses for the years ended December 31, 2024, 2023 and 2022 were $5.3 million, $3.9 million, and $5.3 million.

The Company’s accounts receivables, excluding allowances for credit losses and chargebacks, by geography are summarized as follows:

	As of December 31,
(in thousands)	2024	2023
Domestic accounts receivable	$345,488	$276,918
International accounts receivable	711,686	641,249

The Company’s top five manufacturers produced the following:

	Year Ended December 31,
(percentage of total production)	2024	2023	2022
Manufacturer #1	20.4	21.4	16.5
Manufacturer #2	6.5	7.5	7.0
Manufacturer #3	6.3	6.7	5.2
Manufacturer #4	5.6	5.6	5.2
Manufacturer #5	3.6	4.5	5.1
Total	42.4	45.7	39.0

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

On May 31, 2023, the Company acquired 100% of the equity interests of Sports Connection Holdings ApS (“Sports Connection”), a Denmark-based company and a former distributor, to further broaden the Company's reach in Europe. The total consideration was approximately $83.7 million and consisted of an initial cash payment of $74.8 million, the settlement of pre-existing receivables of $1.7 million and a contingent consideration payable of up to $7.5 million, and reduced by a working capital adjustment of $0.3 million. On the acquisition date, the Company recorded intangible assets of $54.4 million, goodwill of $7.7 million and other net assets of $21.6 million. The intangible assets have an estimated life of 7 years and are primarily related to reacquired rights. The acquisition is a non-taxable business combination and goodwill is not deductible for tax purposes.

The contingent consideration was paid in February 2024 in the amount of $7.1 million, which was based on the acquiree achieving certain financial results in 2023.

The results of Sports Connection's operations have been included in, but are not material to, the Company's consolidated results of operations since the date of acquisition. One-time acquisition related costs of $1.6 million were expensed as general and administrative expenses in 2023.

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

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods and that such information is accumulated and communicated to allow timely decisions regarding required disclosures. As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective, at the reasonable assurance level as of such time, and that the previously disclosed material weakness has been remediated.

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

With the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management has concluded that our internal control over financial reporting is effective as of December 31, 2024. We reviewed the results of management’s assessment with the Audit Committee of our Board.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting related to the information technology general controls related to segregation of duties within an information system relevant to the preparation of the Company’s consolidated financial statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have completed the execution of our remediation plan and to address the material weakness, our management designed and implemented internal control measures, which included:

•
Rationalizing user access roles and privileges;
•
Implementing user activity monitoring; and
•
Formalizing additional control activities over the completeness and accuracy of data provided by the affected system.

During the quarter ended December 31, 2024, management performed adequate testing to conclude that the material weakness has been remediated.

Our independent registered public accountants, BDO USA, P.C., who audited the consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2024, which is set forth below.

Inherent Limitations on Effectiveness of Controls

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

Changes in internal control over financial reporting

Other than the remediation efforts described above, there were no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the fourth quarter of 2024.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Skechers U.S.A., Inc.

Manhattan Beach, California

Opinion on Internal Control over Financial Reporting

We have audited Skechers U.S.A., Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, stockholders' equity and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the accompanying index and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Los Angeles, California

February 28, 2025

Item 9B. Other Information

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b-1 trading agreement” or “non-Rule 10b-1 trading agreement” as each such term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted an insider trading compliance policy that governs the purchase, sale, and/or other dispositions of our securities by our directors, officers, certain employees designated by our company, and certain entities and individuals related to these persons, which is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing requirements of the NYSE. A copy of our insider trading compliance policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2024 fiscal year.

Item 11. Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2024 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2024 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2024 fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2024 fiscal year.

PART IV

Item 15. Exhibit and Financial Statement Schedules

1.
Financial Statements. The financial statements as set forth under Item 8 of this Annual Report on Form 10-K are incorporated herein.
2.
Financial Statement Schedule.

Schedule II - Valuation and Qualifying Account

(in thousands)	Balance at Beginning of Year	Costs Charged to Expenses	Deductions and Write-offs	Balance at End of Year
Year ended December 31, 2022
Allowance for chargebacks	$40,134	$25,558	$(29,275)	$36,417
Allowance for credit losses	22,550	6,804	(6,299)	23,055
Liability for sales returns and allowances	68,944	5,444	(13,906)	60,482
Reserve for inventory	7,511	31,825	(21,606)	17,730
Year ended December 31, 2023
Allowance for chargebacks	$36,417	$24,076	$(27,190)	$33,303
Allowance for credit losses	23,055	3,665	(2,156)	24,564
Liability for sales returns and allowances	60,482	20,798	(312)	80,968
Reserve for inventory	17,730	29,703	(30,524)	16,909
Year ended December 31, 2024
Allowance for chargebacks	$33,303	$29,496	$(22,862)	$39,937
Allowance for credit losses	24,564	5,032	(2,917)	26,679
Liability for sales returns and allowances	80,968	19,319	(27,199)	73,088
Reserve for inventory	16,909	15,236	(17,839)	14,306

See accompanying report of independent registered public accounting firm

Index to Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation dated April 29, 1999 (incorporated by reference to exhibit number 3.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2015).

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

3.2	Bylaws dated May 28, 1998 (incorporated by reference to exhibit number 3.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-60065) filed on July 29, 1998).

3.2(a)	Amendment to Bylaws dated as of April 8, 1999 (incorporated by reference to exhibit number 3.2(a) of the Registrant’s Form 10-K for the year ended December 31, 2005).

3.2(b)	Second Amendment to Bylaws dated as of December 18, 2007 (incorporated by reference to exhibit number 3.1 of the Registrant’s Form 8-K filed on December 20, 2007).

3.2(c)	Third Amendment to Bylaws dated as of May 15, 2019 (incorporated by reference to exhibit number 3.1 of the Registrant’s Form 8-K filed on May 17, 2019).

3.2(d)	Fourth Amendment to Bylaws dated as of March 9, 2023 (incorporated by reference to exhibit number 3.1 of the Registrant’s Form 8-K filed on March 15, 2023).

3.2(e)	Fifth Amendment to Bylaws dated as of December 18, 2024 (incorporated by reference to exhibit number 3.1 of the Registrant’s Form 8-K filed on December 23, 2024).

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

10.7*

Form of Restricted Stock Unit Agreement (Time-based Vesting) under 2023 Incentive Award Plan. (incorporated by reference to exhibit number 10.7 of the Registrant’s Form 10-K filed for the year ended December 31, 2023).

10.8*	Form of Restricted Stock Award Agreement (Performance-based Vesting) under 2023 Incentive Award Plan.

Exhibit Number	Description

10.9*	2018 Employee Stock Purchase Plan (incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed on May 1, 2017).

10.10

Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to exhibit number 10.6 of the Registrant’s Form 10-K for the year ended December 31, 1999).

10.11

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

10.14*

Employment Agreement, executed May 23, 2019, effective as of January 1, 2019, between the Registrant and David Weinberg (incorporated by reference to exhibit 10.2 of the Registrant’s Form 8-K filed on May 24, 2019).

10.15

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

10.15(a)

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

10.15(b)

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

10.15(c)

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

10.16

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

10.16(a)**

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

10.17

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

10.19**

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

10.21

Credit Agreement dated November 21, 2019, by and among the Registrant, and Bank of America, N.A., HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A. and other lenders (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with Securities and Exchange Commission on November 21, 2019).

10.21(a)

First Amendment to Credit Agreement dated March 23, 2021, by and among the Registrant, and Bank of America, N.A., HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A. and other lenders (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 10-Q (File No.001-14429) for the quarter ended March 31, 2021).

10.21(b)

Second Amendment to Credit Agreement dated December 15, 2021, by and among the Registrant, and Bank of America, N.A., HSBC Bank USA, N.A., JPMorgan Chase Bank, N.A. and other lenders (incorporated by reference to exhibit number 10.1 of the Registrant’s Form 8-K filed with Securities and Exchange Commission on December 16, 2021).

10.22

Guaranty dated November 21, 2019, by and among Skechers USA Retail, LLC, a California limited liability company and wholly owned subsidiary of the Registrant, Bank of America, N.A. and other lenders (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with Securities and Exchange Commission on November 21, 2019).

10.23

Reaffirmation Agreement dated December 15, 2021 by and among Skechers USA Retail, LLC, a California limited liability company and wholly owned subsidiary of the Registrant, and Bank of America N.A. (incorporated by reference to exhibit number 10.2 of the Registrant’s Form 8-K filed with Securities and Exchange Commission on December 16, 2021).

10.24

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

19.1	Insider Trading Compliance Policy.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1***	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy for Recovery of Erroneously Awarded Compensation. (incorporated by reference to exhibit number 97 of the Registrant’s Form 10-K filed for the year ended December 31, 2023).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with embedded Linkbases Document

Exhibit Number	Description

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Manhattan Beach, State of California on the 28th day of February 2025.

SKECHERS U.S.A., INC.

By:	/s/ Robert Greenberg
Robert Greenberg
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Greenberg	Chairman of the Board and Chief Executive Officer	February 28, 2025
Robert Greenberg	(Principal Executive Officer)

/s/ Michael Greenberg	President and Director	February 28, 2025
Michael Greenberg

/s/ David Weinberg	Executive Vice President, Chief Operating Officer,	February 28, 2025
David Weinberg	and Director

/s/ John Vandemore	Chief Financial Officer	February 28, 2025
John Vandemore	(Principal Financial and Accounting Officer)

/s/ Katherine Blair	Director	February 28, 2025
Katherine Blair

/s/ Morton D. Erlich	Director	February 28, 2025
Morton D. Erlich

/s/ Zulema Garcia	Director	February 28, 2025
Zulema Garcia

/s/ Yolanda Macias	Director	February 28, 2025
Yolanda Macias

/s/ Richard Siskind	Director	February 28, 2025
Richard Siskind