Form 10-Q
period 2025-03-31
SKECHERS USA INC
filed 2025-05-02
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 23, 2025 130,289,468 shares of the registrant’s Class A Common Stock, $0.001 par value per share, were outstanding.

As of April 23, 2025 19,313,651 shares of the registrant’s Class B Common Stock, $0.001 par value per share, were outstanding.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
(in thousands, except par value)	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$993,091	$1,116,516
Short-term investments	107,614	118,470
Trade accounts receivable, less allowances of $60,678 and $66,616	1,259,943	990,558
Other receivables	103,603	98,499
Inventory	1,773,799	1,919,386
Prepaid expenses and other	231,803	205,994
Total current assets ($1,375,615 and $1,413,643 related to VIEs)	4,469,853	4,449,423
Property, plant and equipment, net	1,937,601	1,834,930
Operating lease right-of-use assets	1,447,743	1,363,596
Deferred tax assets	436,702	440,358
Long-term investments	137,446	146,687
Goodwill	96,347	94,494
Other assets, net	127,823	126,270
Total non-current assets ($910,031 and $861,175 related to VIEs)	4,183,662	4,006,335
TOTAL ASSETS	$8,653,515	$8,455,758
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$977,367	$1,241,838
Accrued expenses	314,479	330,251
Operating lease liabilities	309,339	297,926
Current installments of long-term borrowings	333,325	353,131
Short-term borrowings	168,478	33,338
Total current liabilities ($777,147 and $846,986 related to VIEs)	2,102,988	2,256,484
Long-term operating lease liabilities	1,253,313	1,176,290
Long-term borrowings	82,431	68,450
Deferred tax liabilities	10,744	11,148
Other long-term liabilities	124,425	123,122
Total non-current liabilities ($179,242 and $170,341 related to VIEs)	1,470,913	1,379,010
Total liabilities	3,573,901	3,635,494
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest (Note 1)	92,882	90,099
Stockholders’ equity
Preferred Stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.001 par value; 500,000 shares authorized; 130,290 and 129,854 shares issued and outstanding	130	130
Class B Common Stock, $0.001 par value; 75,000 shares authorized; 19,314 and 19,379 shares issued and outstanding	19	19
Additional paid-in capital	19,969	12,170
Accumulated other comprehensive loss	(146,564)	(171,221)
Retained earnings	4,638,637	4,436,201
Skechers U.S.A., Inc. equity	4,512,191	4,277,299
Noncontrolling interests (Note 1)	474,541	452,866
Total stockholders' equity	4,986,732	4,730,165
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY	$8,653,515	$8,455,758

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Sales	$2,411,571	$2,251,587
Cost of sales	1,157,197	1,069,953
Gross profit	1,254,374	1,181,634
Operating expenses
Selling	185,073	156,501
General and administrative	804,176	726,335
Total operating expenses	989,249	882,836
Earnings from operations	265,125	298,798
Other income (expense)	24,530	(2,050)
Earnings before income taxes	289,655	296,748
Income tax expense	64,583	56,370
Net earnings	225,072	240,378
Less: Net earnings attributable to noncontrolling interests and redeemable noncontrolling interest (Note 1)	22,636	33,756
Net earnings attributable to Skechers U.S.A., Inc.	$202,436	$206,622
Net earnings per share attributable to Skechers U.S.A., Inc.
Basic	$1.35	$1.35
Diluted	$1.34	$1.33
Weighted-average shares used in calculating net earnings per share attributable to Skechers U.S.A., Inc.
Basic	149,411	152,918
Diluted	151,495	155,119

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Net earnings	$225,072	$240,378
Other comprehensive income, net of tax
Net changes related to fair value of derivative contract	(1,367)	(639)
Gain (loss) on foreign currency translation adjustment	27,846	(18,436)
Comprehensive income	251,551	221,303
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest (Note 1)	24,458	27,313
Comprehensive income attributable to Skechers U.S.A., Inc.	$227,093	$193,990

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity and Redeemable Noncontrolling Interest

(Unaudited)

	Shares		Amount
(in thousands)	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid–in capital	Accumulated other comprehensive loss	Retained earnings	Skechers U.S.A., Inc. equity	Noncontrolling interests (Note 1)	Total stockholders' equity (Note 1)	Redeemable noncontrolling interest (Note 1)
Balance at December 31, 2024	129,854	19,379	$130	$19	$12,170	$(171,221)	$4,436,201	$4,277,299	$452,866	$4,730,165	$90,099
Net earnings	—	—	—	—	—	—	202,436	202,436	21,218	223,654	1,418
Foreign currency translation adjustment	—	—	—	—	—	24,657	—	24,657	1,824	26,481	1,365
Net changes related to fair value of derivative contract	—	—	—	—	—	—	—	—	(1,367)	(1,367)	—
Stock compensation expense	—	—	—	—	24,458	—	—	24,458	—	24,458	—
Shares issued under the incentive award plan	638	—	1	—	(1)	—	—	—	—	—	—
Shares redeemed for employee tax withholdings	(267)	—	(1)	—	(16,658)	—	—	(16,659)	—	(16,659)	—
Conversion of Class B Common Stock into Class A Common Stock	65	(65)	—	—	—	—	—	—	—	—	—
Balance at March 31, 2025	130,290	19,314	$130	$19	$19,969	$(146,564)	$4,638,637	$4,512,191	$474,541	$4,986,732	$92,882

Balance at December 31, 2023	132,837	20,182	$133	$20	$295,847	$(73,388)	$3,796,730	$4,019,342	$290,868	$4,310,210	$89,832
Net earnings	—	—	—	—	—	—	206,622	206,622	29,636	236,258	4,120
Foreign currency translation adjustment	—	—	—	—	—	(12,632)	—	(12,632)	(6,610)	(19,242)	806
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(400)	(400)	—
Net changes related to fair value of derivative contract	—	—	—	—	—	—	—	—	(639)	(639)	—
Stock compensation expense	—	—	—	—	20,693	—	—	20,693	—	20,693	—
Shares issued under the incentive award plan	960	—	1	—	(1)	—	—	—	—	—	—
Shares redeemed for employee tax withholdings	(470)	—	(1)	—	(27,926)	—	—	(27,927)	—	(27,927)	—
Repurchases of common stock	(994)	—	(1)	—	(60,019)	—	—	(60,020)	—	(60,020)	—
Balance at March 31, 2024	132,333	20,182	$132	$20	$228,594	$(86,020)	$4,003,352	$4,146,078	$312,855	$4,458,933	$94,758

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net earnings	$225,072	$240,378
Adjustments to reconcile net earnings to net cash used in operating activities
Depreciation and amortization	57,062	49,325
Provision for credit losses and returns	2,122	12,749
Stock compensation	24,458	20,693
Deferred income taxes	2,904	3,648
Net foreign currency adjustments	(16,333)	4,929
Changes in operating assets and liabilities
Receivables	(239,241)	(322,773)
Inventory	157,951	147,535
Other assets	(92,446)	(37,635)
Accounts payable	(273,100)	(162,862)
Other liabilities	45,915	6,407
Net cash used in operating activities	(105,636)	(37,606)
Cash flows from investing activities
Capital expenditures	(147,101)	(57,087)
Purchases of investments	(41,744)	(65,065)
Proceeds from sales and maturities of investments	61,840	29,589
Net cash used in investing activities	(127,005)	(92,563)
Cash flows from financing activities
Repayments on long-term borrowings	(75,714)	(904)
Proceeds from long-term borrowings	68,688	57,679
Net proceeds from (repayments on) short-term borrowings	134,856	(11,894)
Payments for employee taxes related to stock compensation	(16,659)	(27,927)
Repurchases of common stock	—	(60,020)
Distributions to noncontrolling interests	—	(400)
Net cash provided by (used in) financing activities	111,171	(43,466)
Effect of exchange rate changes on cash and cash equivalents	(1,955)	4,183
Net change in cash and cash equivalents	(123,425)	(169,452)
Cash and cash equivalents at beginning of the period	1,116,516	1,189,910
Cash and cash equivalents at end of the period	$993,091	$1,020,458

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$6,478	$4,630
Income taxes, net	35,313	28,295
Non-cash transactions
Right-of-use assets exchanged for lease liabilities	160,765	105,285

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)
General

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Skechers U.S.A., Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S‑X. In the opinion of management, all normal recurring adjustments and accruals considered necessary to provide a fair statement of the results for the interim periods presented have been included. The December 31, 2024 balance sheet data was derived from audited financial statements; however, the accompanying notes to the unaudited condensed consolidated financial statements do not include all of the annual disclosures required under GAAP and should be read in conjunction with the Company’s 2024 Annual Report on Form 10-K. Certain reclassifications have been made to the unaudited condensed consolidated financial statements in prior years to conform to the current year presentation.

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

Noncontrolling Interests AND REDEEMABLE NONCONTROLLING INTEREST

The Company has equity interests in several joint ventures that were established either to exclusively distribute the Company’s products throughout China, Israel, South Korea, Mexico, and Southeast Asia or to construct the Company’s domestic distribution facility. These joint ventures are variable interest entities (“VIE”) and the Company is considered the primary beneficiary. This determination is based on the relationships between the Company and the VIE, including management agreements, governance documents and other contractual arrangements. Specifically, the Company has both of the following characteristics: (a) the power to direct the activities of the entity that most significantly impact the entity’s economic performance; and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE, or the right to receive benefits from the entity that could potentially be significant to the VIE. The assets and liabilities and results of operations of these entities are included in the Company’s unaudited condensed consolidated financial statements, even though the Company may not hold a majority equity interest.

During 2024, the Company created the new joint venture, HF Logistics-SKX T3, LLC ("HF-T3"), to support expansion of its North America distribution center. The Company is obligated to contribute $150.0 million, of which $25.0 million was paid during the three months ended March 31, 2025 and $75.0 million was paid during the year ended December 31, 2024. The joint venture partner contributed land with a value of $150.0 million. HF-T3 is fully consolidated in the Company's financial statements.

The Company continues to reassess these relationships based on events and circumstances. The assets of these joint ventures are restricted, as they are not available for general business use outside the context of such joint ventures. The holders of the liabilities of each joint venture have no recourse to the Company.

A joint venture agreement allows the partner, based on certain triggers, to require the Company to repurchase its noncontrolling interest. As the redemption feature is not solely within the control of the Company, the noncontrolling interest is classified within temporary equity as redeemable noncontrolling interest. As of March 31, 2024, it was not probable that the redeemable noncontrolling interest would become redeemable. Balances as of March 31, 2024 were revised to reflect consistent presentation with the current period by increasing Redeemable Noncontrolling Interest and decreasing each of Noncontrolling Interests and Total Stockholders' Equity by $94.8 million.

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

The Company’s Level 1 investments primarily include money market funds, United States (“U.S.”) Treasury securities and actively traded mutual funds; Level 2 investments primarily include corporate notes and bonds, asset-backed securities and U.S. Agency securities; and the Company does not currently have any Level 3 assets or liabilities. The Company had one Level 2 derivative instrument which is an interest rate swap classified as other assets, net, at December 31, 2024. See Note 4 – Financial Commitments for further information.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation and selling expenses included in each income statement line item. This update is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, and shall be applied either prospectively or retrospectively at the option of the Company and early adoption is permitted. The Company is currently evaluating the impact of the new disclosure requirements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. ASU 2023-09 requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. Once adopted, the Company expects to include additional income tax disclosures as required by the new guidance. The standard will not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

(2)
Cash, Cash Equivalents, Short-term and Long-term Investments

The following tables show the Company’s cash, cash equivalents, short-term and long-term investments by significant investment category:

	As of March 31, 2025
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$967,807	$967,807	$967,807	$—	$—
Level 1
Money market funds	12,797	12,797	12,797	—	—
U.S. Treasury securities	27,028	27,028	6,487	13,580	6,961
Mutual funds	N/A	3,091	—	—	3,091
Total level 1	39,825	42,916	19,284	13,580	10,052
Level 2
Corporate notes and bonds	122,335	122,335	6,000	82,930	33,405
Asset-backed securities	23,331	23,331	—	1,561	21,770
U.S. Agency securities	10,714	10,714	—	9,543	1,171
Total level 2	156,380	156,380	6,000	94,034	56,346
Total	$1,164,012	$1,167,103	$993,091	$107,614	$66,398

	As of December 31, 2024
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$1,094,228	$1,094,228	$1,094,228	$—	$—
Level 1
Money market funds	15,441	15,441	15,441	—	—
U.S. Treasury securities	26,160	26,160	2,849	14,513	8,798
Mutual funds	N/A	2,984	—	—	2,984
Total level 1	41,601	44,585	18,290	14,513	11,782
Level 2
Corporate notes and bonds	129,588	129,588	2,998	85,767	40,823
Asset-backed securities	22,073	22,073	—	257	21,816
U.S. Agency securities	20,091	20,091	1,000	17,933	1,158
Total level 2	171,752	171,752	3,998	103,957	63,797
Total	$1,307,581	$1,310,565	$1,116,516	$118,470	$75,579

The Company’s investments consist of U.S. Treasury securities, corporate notes and bonds, asset-backed securities and U.S. agency securities, which the Company has the intent and ability to hold to maturity and therefore are classified as held-to-maturity. The Company holds mutual funds in its deferred compensation plan which are classified as trading securities. The Company may sell certain of its investments prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s long-term investments are generally less than two years. The Company minimizes the potential risk of principal loss by investing in highly-rated securities and limiting the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio. Included in long-term investments on the Unaudited Condensed Consolidated Balance Sheets are company owned life insurance contracts of $71.0 million and $71.1 million as of March 31, 2025 and December 31, 2024. Consolidated interest income was $5.4 million and $8.5 million for the three months ended March 31, 2025 and 2024.

When evaluating an investment for its current expected credit losses, the Company reviews factors such as historical experience with defaults, losses, credit ratings, term and macroeconomic trends, including current conditions and forecasts to the extent they are reasonable and supportable.

(3)
Accrued Expenses

Accrued expenses were as follows:

	As of	As of
(in thousands)	March 31, 2025	December 31, 2024
Accrued payroll, taxes, and other	$199,008	$166,487
Return reserve liability	75,771	73,088
Accrued inventory purchases	39,700	90,676
Accrued expenses	$314,479	$330,251

(4)
Financial Commitments

The Company had $43.3 million and $36.6 million letters of credit as of March 31, 2025 and December 31, 2024. Interest expense was $6.5 million and $4.7 million for the three months ended March 31, 2025 and 2024. The Company was in compliance with all financial covenants as of March 31, 2025.

SHORT-TERM BORROWINGS

		As of	As of
(in thousands)	Expiration Date	March 31, 2025	December 31, 2024
Revolving credit facility - Corporate	December 2026	$130,000	$—
Revolving credit facilities - India	Various 2025	25,745	21,209
Other - international facilities	Various 2027	12,733	12,129
Short-term borrowings		$168,478	$33,338

Revolving Credit Facilities

The Company maintains a revolving credit facility with Bank of America, N.A. which allows for an unsecured credit facility of up to $750.0 million, which may be increased by up to $250.0 million under certain conditions and provides for the issuance of letters of credit up to a maximum of $100.0 million and swingline loans up to a maximum of $50.0 million. The unused credit capacity was $615.4 million and $745.4 million at March 31, 2025 and December 31, 2024. The weighted-average annual interest rate on outstanding borrowings was 5.62% during the three months ended March 31, 2025.

The Company is required to maintain a maximum total adjusted net leverage ratio of 3.75:1, except in the event of an acquisition in which case the ratio may be increased at the Company’s election to 4.25:1 for the quarter in which such acquisition occurs and for the next three quarters thereafter.

The Company's subsidiary in India had various lines of credit as of March 31, 2025, with unused capacity of $32.0 million and a weighted average interest rate on outstanding borrowings of 7.68%. Borrowings on the line of credit are due in 180 days. Additionally, the Company maintains various credit facilities within its other international markets with an aggregate unused capacity of approximately $28.6 million that is available for working capital needs and issuance of letters of credit.

LONG-TERM BORROWINGS

		As of	As of
(in thousands)	Maturity Date	March 31, 2025	December 31, 2024
HF-T1 Distribution Center Loan	March 2026	$129,505	$129,505
HF-T2 Distribution Center Construction Loan	April 2025	73,017	73,017
China Distribution Center Expansion Construction Loan	December 2032	82,431	68,450
China Operational Loans	Various 2026	130,780	150,517
Other	Various	23	92
Subtotal		415,756	421,581
Less: Current installments of long-term borrowings		333,325	353,131
Long-term borrowings		$82,431	$68,450

HF-T1 Distribution Center Loan

To finance construction and improvements to the Company’s North American distribution center, the Company’s joint venture with HF Logistics I, LLC ("HF"), HF Logistics-SKX, LLC (the "JV"), through a wholly-owned subsidiary of the JV ("HF-T1"), entered into a $129.5 million construction loan agreement with the interest rate based on the Secured Overnight Financing Rate ("SOFR") Daily Floating Rate plus a margin of 1.75% per annum. HF-T1 also entered into an interest rate swap agreement which fixed the effective interest rate on the loan at 2.55% per annum.

In March 2025, upon maturity of the construction loan and interest rate swap agreements, HF-T1 entered into an agreement to extend the loan agreement to March 2026, with an option to further extend the maturity date to August 2026. The interest rate is based on the SOFR Daily Rate plus a margin of 1.85% per annum and principal payments of $0.1 million are required per month. The weighted-average annual interest rate on borrowings was 6.26% during the current quarter. The obligations of the JV under this loan are guaranteed by TGD Holdings I, LLC ("TGD"), which is an affiliate of HF.

HF-T2 Distribution Center Construction Loan

On April 3, 2020, HF Logistics-SKX T2, LLC ("HF-T2"), a joint venture, entered into a construction loan agreement of up to $73.0 million with Bank of America, N.A. to expand the North American distribution center. The interest rate was based on the Bloomberg Short-Term Bank Yield Index ("BSBY") Daily Floating Rate plus a margin of 190 basis points, reducing to 175 basis points upon substantial completion of the construction and certain other conditions being satisfied. In October 2024, the loan was amended to replace the BSBY rate with the SOFR rate. The weighted-average annual interest rate on borrowings was 6.18% during the three months ended March 31, 2025. The obligations of HF-T2 under this loan are guaranteed by TGD.

Subsequent to March 31, 2025, upon maturity of the construction loan agreement, HF-T2 entered into an agreement to extend the loan agreement to April 2026, with an option to further extend the maturity date to August 2026. The interest rate is based on the SOFR Daily Rate plus a margin of 1.85% per annum and principal payments of $0.1 million are required per month. The obligations of HF-T2 under this loan are guaranteed by TGD.

China Distribution Center Expansion Construction Loan

On October 18, 2022, the Company entered into a loan agreement for 1.1 billion yuan with Bank of China Co., Ltd to finance the construction of its distribution center expansion in China. Interest is paid quarterly. The interest rate at March 31, 2025 was 2.70% and may increase or decrease over the life of the loan, and is evaluated every 12 months. Beginning in 2026, the principal of the loan will be repaid in semi-annual installments of variable amounts. The obligations of this loan entered through the Company’s Taicang Subsidiary are jointly and severally guaranteed by the Company’s China joint venture.

China Operational Loans

The Company has certain secured credit facilities with an aggregate capacity of 1.75 billion yuan to support the operations of its China joint venture. As of March 31, 2025 and December 31, 2024, interest rates on outstanding borrowings ranged from 2.00% to 2.60% per annum.

Other Financial Commitments

As of March 31, 2025, the Company had remaining obligations totaling $50.0 million that will be contributed to HF-T3, a joint venture, in even quarterly amounts over the next two quarters.

(5)
Stockholders' Equity and Stock Compensation

SHARE REPURCHASE PROGRAM

The Company's Board of Directors authorized a share repurchase program effective July 25, 2024, pursuant to which the Company may purchase shares of its Class A common stock, for an aggregate repurchase price not to exceed $1.0 billion. This repurchase program expires on July 25, 2027, does not obligate the Company to acquire any particular amount of shares, and replaced the prior share repurchase program. Remaining repurchase authorization under the program authorized in 2022 was terminated upon authorization of the new program. As of March 31, 2025, there was $789.9 million remaining to repurchase shares under the program.

The following table provides a summary of the Company’s stock repurchase activities:

	Three Months Ended March 31,
	2025	2024
Shares repurchased	—	994,215
Average cost per share	$—	$60.37
Total cost of shares repurchased (in thousands)	$—	$60,020

INCENTIVE AWARD PLAN

For the three months ended March 31, 2025, the Company granted restricted stock with time-based vesting, as well as performance-based awards. The performance-based awards include those with a market condition tied to the Company’s total shareholder return ("TSR") in relation to its peer companies as well as those with a financial performance condition tied to annual earnings per share ("EPS") growth. The vesting and ultimate payout of performance awards is determined at the end of the three-year performance period and can vary from zero to 200% based on actual results. As of March 31, 2025, a total of 4,476,438 shares remain available for grant as equity awards under the incentive award plan if target levels are achieved for performance-based awards and 3,825,663 available if maximum levels are achieved.

The Company granted the following stock-based instruments:

	Three Months Ended March 31,
	2025		2024
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value
Restricted stock	1,293,403	$63.34	1,136,710	$58.56
Performance-based restricted stock (1)	110,663	$64.10	93,500	$60.64
Market-based restricted stock (1)	110,662	$84.39	93,500	$78.80

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

A summary of the status and changes of the Company’s unvested shares is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2024	3,057,034	$51.79
Granted	1,514,728	64.93
Vested/Released	(638,095)	49.24
Cancelled	(12,250)	57.54
Performance Adjustments	96,306	52.26
Unvested at March 31, 2025	4,017,723	$57.14

For the three months ended March 31, 2025, shares were issued based on the achievement of certain EPS and TSR metrics as presented below:

	Target Shares	Payout Factor	Performance Adjustment
February 2022 EPS Grant	116,250	133%	38,750
February 2022 TSR Grant	116,250	150%	57,556
Total Performance Adjustments			96,306

For the three months ended March 31, 2025 and 2024, the Company recognized, as part of general and administrative, compensation expense of $23.5 million and $19.7 million for grants under the incentive award plan. As of March 31, 2025, the unamortized stock compensation of $158.1 million is expected to be recognized over a weighted-average period of 1.96 years.

STOCK PURCHASE PLAN

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

For each of the three months ended March 31, 2025 and 2024, the Company recognized $1.0 million of ESPP stock compensation expense. As of March 31, 2025, there were 3,360,412 shares available for sale under the ESPP.

(6)
Earnings Per Share

Basic EPS and diluted EPS are calculated by dividing net earnings by the following: for basic EPS, the weighted-average number of common shares outstanding for the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive common shares using the treasury stock method.

The calculation of EPS is as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Net earnings attributable to Skechers U.S.A., Inc.	$202,436	$206,622

Weighted-average common shares outstanding, basic	149,411	152,918
Dilutive effect of nonvested shares	2,084	2,201
Weighted-average common shares outstanding, diluted	151,495	155,119
Anti-dilutive common shares excluded above	17	5
Net earnings per share attributable to Skechers U.S.A., Inc.
Basic	$1.35	$1.35
Diluted	$1.34	$1.33

(7)
Income Taxes

The tax provisions for the three months ended March 31, 2025 and 2024, were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the non-U.S. jurisdictions in which the Company has operations, the applicable statutory rates range from 0%

to 35%, which is on average significantly lower than the U.S. federal and state combined statutory rate of 26%. The Company's effective tax rate was 22.3% and 19.0% for the three months ended March 31, 2025 and 2024. For the current quarter, the increase in the effective tax rate was due to global minimum tax rules that are effective for fiscal year 2025. The increase was partially offset by lower earnings in higher tax jurisdictions.

In the normal course of business, the Company's tax filings are subject to audit by federal, state and foreign tax authorities. As of March 31, 2025, the Company's U.S. federal tax returns were under examination by the Internal Revenue Service for fiscal years ended December 31, 2015 through December 31, 2022. Additionally, the Company is currently under examination in certain foreign jurisdictions. The Company is unable to determine the impact as these examinations have not been completed.

(8)
Related Party Transactions

The Skechers Foundation (the “Foundation”) is a 501(c)(3) non-profit entity and not a subsidiary or otherwise affiliated with the Company. The Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer, are officers and directors of the Foundation. The Company made cash contributions of $0.5 million to the Foundation during the three months ended March 31, 2025 and no cash contributions were made during the three months ended March 31, 2024.

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

Segment Information

	Three Months Ended March 31,
(in thousands)	2025	2024
Wholesale sales	$1,532,208	$1,421,698
Cost of sales	857,038	785,658
Gross profit	675,170	636,040
Gross margin	44.1%	44.7%

Direct-to-Consumer sales	$879,363	$829,889
Cost of sales	300,159	284,295
Gross profit	579,204	545,594
Gross margin	65.9%	65.7%

Total sales	$2,411,571	$2,251,587
Cost of sales	1,157,197	1,069,953
Gross profit	1,254,374	1,181,634
Gross margin	52.0%	52.5%

(in thousands)	As of March 31, 2025	As of December 31, 2024
Identifiable assets
Wholesale	$4,107,238	$3,915,362
Direct-to-Consumer	4,546,277	4,540,396
Total	$8,653,515	$8,455,758

	Three Months Ended March 31,
(in thousands)	2025	2024
Additions to property, plant and equipment
Wholesale	$102,534	$32,763
Direct-to-Consumer	44,567	24,324
Total	$147,101	$57,087

Geographic Information

	Three Months Ended March 31,
(in thousands)	2025	2024
Geographic sales
Domestic Wholesale	$496,167	$475,950
Domestic Direct-to-Consumer	357,536	322,854
Total domestic sales	853,703	798,804

International Wholesale	1,036,041	945,748
International Direct-to-Consumer	521,827	507,035
Total international sales	1,557,868	1,452,783

Total sales	$2,411,571	$2,251,587

	Three Months Ended March 31,
(in thousands)	2025	2024
Regional Sales
Americas (AMER)	$1,104,370	$1,019,467
Europe, Middle East & Africa (EMEA)	718,211	627,652
Asia Pacific (APAC)	588,990	604,468
Total sales	$2,411,571	$2,251,587

China sales	$268,661	$319,514

(in thousands)	As of March 31, 2025	As of December 31, 2024
Property, plant and equipment, net
Domestic	$1,309,973	$1,236,882
International	627,628	598,048
Total	$1,937,601	$1,834,930

China property plant and equipment, net	$319,163	$303,607

CONCENTRATIONS OF RISK

The Company’s sales to its five largest customers accounted for approximately 8.6% and 8.5% of total sales for the three months ended March 31, 2025 and 2024.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Assets held outside the U.S. were $5.7 billion and $5.6 billion as of March 31, 2025 and December 31, 2024.

The Company performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated credit losses. Domestic accounts receivable generally do not require collateral. Foreign accounts receivable are generally collateralized by letters of credit. The Company’s additions to the provision for expected credit losses for the three months ended March 31, 2025 and 2024 were $1.7 million and $1.3 million.

The Company’s accounts receivables, excluding allowances for credit losses and chargebacks, by geography are summarized as follows:

(in thousands)	As of March 31, 2025	As of December 31, 2024
Domestic accounts receivable	$420,286	$345,488
International accounts receivable	900,335	711,686

The Company’s top five manufacturers produced the following:

	Three Months Ended March 31,
(percentage of total production)	2025	2024
Manufacturer #1	20.7	20.0
Manufacturer #2	5.9	8.9
Manufacturer #3	5.1	5.4
Manufacturer #4	4.1	5.1
Manufacturer #5	3.8	3.7
Total	39.6	43.1

(10)
Commitments and Contingencies

In accordance with GAAP, the Company records a liability in its unaudited condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the unaudited condensed consolidated financial statements at March 31, 2025, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto in Item 1 of this report and our Annual Report on Form 10-K for the year ended December 31, 2024.

We intend for this discussion to provide the reader with information that will assist in understanding our unaudited condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our unaudited condensed consolidated financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of our company as a whole.

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
•
global economic, political and market conditions including the effects of inflation, tariffs, the threat of tariffs, changes in trade policies, and foreign currency exchange rate fluctuations around the world, the challenging consumer retail market in the United States (“U.S.”) and the impact of war and other conflicts around the world;
•
the loss of any significant customers, decreased demand by industry retailers and the cancellation of order commitments;
•
our ability to continue to manufacture and ship our products that are sourced in China and Vietnam, which could be adversely affected by various economic, political, health or trade conditions, or a natural disaster in China or Vietnam;
•
our ability to manage the impact from delays and disruptions in our supply chain; and
•
other factors referenced or incorporated by reference in our annual report on Form 10-K for the year ended December 31, 2024 under the captions “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

OVERVIEW

Skechers began 2025 by setting a new sales record driven by demand for our strong portfolio of innovative footwear. Key highlights for the three months ended March 31, 2025 include:

•
Record sales of $2.4 billion, an increase of 7.1% compared to the same period of the prior year;
•
Gross margin was 52.0%;
•
Increased sales in both segments;
•
Increased sales in the Americas and Europe, Middle East & Africa regions; and
•
Diluted earnings per share of $1.34.

The broad-based growth is the result of our dedication to delivering exceptional product for consumers of all ages and interests. We focus our initiatives with targeted and effective demand creation. In the first quarter of 2025, we aired a new commercial featuring Kansas City Chiefs head coach Andy Reid during Super Bowl game day. Skechers Performance signed additional athletes worldwide, including NBA athlete Norman Powell, Spanish Footballer Isco Alarcon, Danish Footballer Matt O'Riley and Italian Footballer Niccolo Pisilli.

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

Selected information from our results of operations follows:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$	%
Sales	$2,411,571	$2,251,587	159,984	7.1
Cost of sales	1,157,197	1,069,953	87,244	8.2
Gross profit	1,254,374	1,181,634	72,740	6.2
Gross margin	52.0%	52.5%		(50) bps
Operating expenses
Selling	185,073	156,501	28,572	18.3
General and administrative	804,176	726,335	77,841	10.7
Total operating expenses	989,249	882,836	106,413	12.1
As a % of sales	41.0%	39.2%		180 bps
Earnings from operations	265,125	298,798	(33,673)	(11.3)
Operating margin	11.0%	13.3%		(230) bps
Other income (expense)	24,530	(2,050)	26,580	n/m
Earnings before income taxes	289,655	296,748	(7,093)	(2.4)
Income tax expense	64,583	56,370	8,213	14.6
Net earnings	225,072	240,378	(15,306)	(6.4)
Less: Net earnings attributable to noncontrolling interests and redeemable noncontrolling interest	22,636	33,756	(11,120)	(32.9)
Net earnings attributable to Skechers U.S.A., Inc.	$202,436	$206,622	(4,186)	(2.0)

n/m: not meaningful.

Sales

Sales increased $160.0 million, or 7.1%, to $2.41 billion, compared to $2.25 billion as a result of a 7.2% increase internationally and a 6.9% increase domestically. Wholesale increased 7.8% and Direct-to-Consumer increased 6.0%. Sales increased overall due to higher sales volume, partially offset by lower average selling prices.

Gross margin

Gross margin declined 50 basis points to 52.0% compared to 52.5%, due to lower average selling prices.

Operating expenses

Operating expenses increased $106.4 million, or 12.1%, to $989.2 million, and as a percentage of sales increased 180 basis points to 41.0%. Selling expenses increased $28.6 million, or 18.3%, to $185.1 million, primarily due to higher demand creation expenditures. General and administrative expenses increased $77.8 million, or 10.7%, to $804.2 million. The increased expenses were driven by increases in labor costs of $30.6 million and facility related costs of $25.7 million, including rent and depreciation.

Other income (expense)

Other income was $24.5 million for the three months ended March 31, 2025, as compared to an expense of $2.1 million for the three months ended March 31, 2024. The change of $26.6 million was primarily due to favorable foreign currency exchange rates in Europe, Middle East & Africa.

Income taxes

Income tax expense and the effective tax rate were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Income tax expense	$64,583	$56,370
Effective tax rate	22.3%	19.0%

Our income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (losses) before income taxes. In the non-U.S. jurisdictions in which we have operations, the applicable statutory rates range from 0% to 35%, which on average are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 26%. For the quarter, the increase in the effective tax rate is due to global minimum tax rules that are effective for fiscal year 2025. The increase was partially offset by lower earnings in higher tax jurisdictions.

The Organization for Economic Cooperation and Development ("OECD") has issued various proposals that would change long-standing global tax principles, namely, its Pillar Two framework, which imposes a global minimum corporate tax rate of 15% for large multinational companies. The adoption and effective dates of these rules may vary by country and could increase tax complexity and uncertainty and may adversely affect our provision for income taxes and cash tax payments in future periods. Certain countries in which we operate have already enacted the Pillar Two minimum tax regime. Certain rules begin to be effective for us in fiscal year 2025 and we expect our tax rate to increase as a result. For fiscal year 2025, we expect our tax rate to be between 22% and 23%. We continue to evaluate the potential impact of enacted and future legislation concerning the Pillar Two framework in the non-U.S. tax jurisdictions we operate in.

Noncontrolling interests and redeemable noncontrolling interest in net earnings of joint ventures

Noncontrolling interests and redeemable noncontrolling interest represents the share of net earnings that is attributable to our joint venture partners. Net earnings attributable to noncontrolling interests and redeemable noncontrolling interest decreased $11.1 million to $22.6 million, compared to $33.8 million in the prior year, due to lower earnings by our joint ventures, predominantly in China.

RESULTS OF SEGMENT OPERATIONS – FIRST QUARTER

Wholesale

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$	%
Sales	$1,532,208	$1,421,698	110,510	7.8
Gross profit	675,170	636,040	39,130	6.2
Gross margin	44.1%	44.7%		(70) bps

Wholesale sales increased $110.5 million, or 7.8%, to $1.5 billion, due to increases in Europe, Middle East & Africa of 13.0% and the Americas of 7.3%, partially offset by decreases in Asia Pacific of 0.6%. Wholesale volume increased 9.1% and average selling price per unit declined 1.3%.

Wholesale gross margin decreased 70 basis points to 44.1% driven by lower average selling prices.

Direct-to-Consumer

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$	%
Sales	$879,363	$829,889	49,474	6.0
Gross profit	579,204	545,594	33,610	6.2
Gross margin	65.9%	65.7%		10 bps

Direct-to-Consumer sales increased $49.5 million, or 6.0%, to $879.4 million, which includes increases in the Americas of 9.8% and Europe, Middle East & Africa of 21.7%, partially offset by a decrease in Asia Pacific of 4.4%. Direct-to-Consumer volume increased 6.3% and average selling price per unit declined 0.3%.

Direct-to-Consumer gross margin increased 10 basis points to 65.9% due to favorable channel mix, partially offset by lower average selling prices.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Outlook

We had cash and cash equivalents of $993.1 million as of March 31, 2025. Amounts held outside the U.S. were $900.5 million, or 90.7% and $331.4 million was available for repatriation to the U.S. as of March 31, 2025, without incurring additional U.S. federal income taxes and applicable non-U.S. income and withholding taxes.

As of March 31, 2025, we had unused credit capacity of $615.4 million on our corporate revolving credit facility, with an additional $250.0 million available through an accordion feature. We believe that anticipated cash flows from operations, existing cash and investment balances, available borrowings under our revolving credit facility, and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements for the next twelve months.

Cash Flows

Our working capital as of March 31, 2025 was $2.4 billion, an increase of $173.9 million from working capital of $2.2 billion at December 31, 2024. Our cash and cash equivalents as of March 31, 2025 were $993.1 million, compared to $1,116.5 million as of December 31, 2024. Our primary source of operating cash is collections from customers. Our primary uses of cash are inventory purchases, selling, general and administrative expenses and capital expenditures.

Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities was $105.6 million compared to $37.6 million for the three months ended March 31, 2024. The $68.0 million increase in operating cash flows primarily resulted from changes in working capital.

Investing Activities

Net cash used in investing activities was $127.0 million for the three months ended March 31, 2025, compared to $92.6 million for the three months ended March 31, 2024. The $34.4 million increase was due to increased capital expenditures of $90.0 million, partially offset by net investment activity of $55.6 million.

Our capital investments remain focused on supporting our strategic growth priorities, growing our Direct-to-Consumer business, as well as expanding the presence of our brand internationally. Capital expenditures for the three months ended March 31, 2025 were $147.1 million, which included $68.9 million related to the expansion of our global distribution infrastructure and $44.6 million related to investments in our retail stores and direct-to-consumer technologies. We expect our annual capital expenditures for 2025 to be approximately $600 to $700 million, which is primarily related to new stores, added omnichannel capabilities and incremental distribution capacity in key markets. We expect to fund ongoing capital expenses through a combination of available cash and borrowings.

Financing Activities

Net cash provided by financing activities was $111.2 million during the three months ended March 31, 2025, compared to net cash used of $43.5 million during the three months ended March 31, 2024. The change of $154.6 million is the result of increased borrowings of $82.9 million, partially offset by repurchases of common stock of $60.0 million during the prior period.

Capital Resources and Prospective Capital Requirements

Share Repurchase Program

On July 25, 2024, the Company's Board of Directors announced a share repurchase program, pursuant to which the Company may purchase up to $1.0 billion in shares of its Class A common stock. This repurchase program expires on July 25, 2027, does not obligate the Company to acquire any particular amount of shares and replaced the prior share repurchase program authorization. Remaining repurchase authorization under the repurchase program was terminated upon commencement of the new program. As of March 31, 2025, $789.9 million remains available under the Share Repurchase program.

Financing Arrangements

As of March 31, 2025, outstanding borrowings were $584.2 million, of which $285.0 million related to loans for our domestic and China distribution centers, $130.8 million related to our operations in China, and the remainder related to our international operations. Our short-term and long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants related to our short-term and long-term borrowings as of the date of this quarterly report. See Note 4 – Financial Commitments of the Unaudited Condensed Consolidated Financial Statements for additional information.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates did not change materially during the quarter ended March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 4. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the design and effectiveness of our disclosure controls and procedures, which are required in accordance with Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified within the SEC’s rules and forms. Our CEO and CFO also concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than the matters described above, there have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 1A. Risk Factors

Other than the following risk factor, there have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Additional tariffs on product imported to the U.S., retaliatory trade actions taken by other countries and resulting trade wars may have a material adverse impact on our business.

The Company’s business is subject to risks related to tariffs and other trade policies put in place by the U.S. or other countries. In 2025, the U.S. government announced the intention to impose additional tariffs on certain goods imported from numerous countries, and multiple nations, including China, responded with reciprocal tariffs and other trade actions. The U.S market accounted for 38% of our global sales in fiscal year 2024, with a substantial amount of our products imported to the U.S. primarily sourced from China, Vietnam and other Asian countries.

The recent enactment of tariffs by the U.S. government, along with the unpredictability of the rates, poses a significant risk to our business operations and may materially increase our costs and reduce our margins. The tariffs may also lead to higher pricing for our products, potentially reducing consumer demand and impacting our sales volume. We are actively monitoring the impact of any tariffs that become effective, as well as potential retaliatory tariffs imposed by other countries. We are currently analyzing strategies that can be taken to moderate or minimize the effects of these trade actions, including evaluating the country of origin for sourcing product into the U.S., negotiating with suppliers and adjusting our pricing strategies. However, there can be no assurance that these measures will be successful, or that they will offset the negative impact of the tariffs on our business.

Given the uncertainty regarding scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the specific impact to our business, results of operations, cash flows and financial condition is uncertain but could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the share repurchase activity during the quarter ended March 31, 2025.

Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased under the Share Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased under the Share Repurchase Program (in thousands)
January 31, 2025	—	$—	—	$789,935
February 28, 2025	—	—	—	789,935
March 31, 2025	—	—	—	789,935
Total	—	$—	—

On July 25, 2024, the Company's Board of Directors announced a share repurchase program pursuant to which the Company may purchase shares of its Class A common stock, for an aggregate repurchase price not to exceed $1.0 billion. This repurchase program expires on July 25, 2027 and does not obligate the Company to acquire any particular amount of shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

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

10.1

Loan Modification and Extension Agreement dated as of March 18, 2025, by and among HF Logistics-SKX T1, LLC, which is a wholly-owned subsidiary of a joint venture entered into between HF Logistics I, LLC and Skechers R.B., LLC, a Delaware limited liability company and wholly-owned subsidiary of the Registrant, Bank of America, N.A., as administrative agent and as a lender, and First-Citizens Bank & Trust Company (successor by merger to CIT Bank, N.A.) and Raymond James Bank, N.A., as lenders.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

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

Date: May 2, 2025	SKECHERS U.S.A., INC.

	By:	/s/ John Vandemore
John Vandemore
Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)