Form 10-Q
period 2025-06-30
SKECHERS USA INC
filed 2025-08-08
CIK 1065837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 30, 2025 130,962,336 shares of the registrant’s Class A Common Stock, $0.001 par value per share, were outstanding.

As of July 30, 2025 19,313,651 shares of the registrant’s Class B Common Stock, $0.001 par value per share, were outstanding.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
(in thousands, except par value)	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,377,152	$1,116,516
Short-term investments	106,254	118,470
Trade accounts receivable, less allowances of $75,702 and $66,616	1,149,298	990,558
Other receivables	105,157	98,499
Inventory	1,871,805	1,919,386
Prepaid expenses and other	242,045	205,994
Total current assets ($1,439,842 and $1,413,643 related to VIEs)	4,851,711	4,449,423
Property, plant and equipment, net	2,075,256	1,834,930
Operating lease right-of-use assets	1,536,161	1,363,596
Deferred tax assets	423,544	440,358
Long-term investments	157,452	146,687
Goodwill	103,945	94,494
Other assets, net	130,047	126,270
Total non-current assets ($994,957 and $861,175 related to VIEs)	4,426,405	4,006,335
TOTAL ASSETS	$9,278,116	$8,455,758
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,159,891	$1,241,838
Accrued expenses	356,295	330,251
Operating lease liabilities	303,370	297,926
Current installments of long-term borrowings	316,748	353,131
Short-term borrowings	179,633	33,338
Total current liabilities ($787,111 and $846,986 related to VIEs)	2,315,937	2,256,484
Long-term operating lease liabilities	1,358,821	1,176,290
Long-term borrowings	87,965	68,450
Deferred tax liabilities	10,283	11,148
Other long-term liabilities	129,601	123,122
Total non-current liabilities ($205,575 and $170,341 related to VIEs)	1,586,670	1,379,010
Total liabilities	3,902,607	3,635,494
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest	102,374	90,099
Stockholders’ equity
Preferred Stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.001 par value; 500,000 shares authorized; 130,963 and 129,854 shares issued and outstanding	131	130
Class B Common Stock, $0.001 par value; 75,000 shares authorized; 19,314 and 19,379 shares issued and outstanding	19	19
Additional paid-in capital	38,116	12,170
Accumulated other comprehensive loss	(71,989)	(171,221)
Retained earnings	4,809,135	4,436,201
Skechers U.S.A., Inc. equity	4,775,412	4,277,299
Noncontrolling interests	497,723	452,866
Total stockholders' equity	5,273,135	4,730,165
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS' EQUITY	$9,278,116	$8,455,758

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Sales	$2,440,024	$2,157,643	$4,851,595	$4,409,230
Cost of sales	1,138,721	973,206	2,295,918	2,043,159
Gross profit	1,301,303	1,184,437	2,555,677	2,366,071
Operating expenses
Selling	251,883	235,870	436,956	392,371
General and administrative	876,338	742,036	1,680,514	1,468,371
Total operating expenses	1,128,221	977,906	2,117,470	1,860,742
Earnings from operations	173,082	206,531	438,207	505,329
Other income (expense)	45,517	(1,652)	70,047	(3,702)
Earnings before income taxes	218,599	204,879	508,254	501,627
Income tax expense	35,894	40,355	100,477	96,725
Net earnings	182,705	164,524	407,777	404,902
Less: Net earnings attributable to noncontrolling interests and redeemable noncontrolling interest	12,207	24,222	34,843	57,978
Net earnings attributable to Skechers U.S.A., Inc.	$170,498	$140,302	$372,934	$346,924
Net earnings per share attributable to Skechers U.S.A., Inc.
Basic	$1.14	$0.92	$2.49	$2.27
Diluted	$1.13	$0.91	$2.46	$2.24
Weighted-average shares used in calculating net earnings per share attributable to Skechers U.S.A., Inc.
Basic	150,001	152,503	149,711	152,707
Diluted	151,305	154,176	151,395	154,640

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net earnings	$182,705	$164,524	$407,777	$404,902
Other comprehensive income, net of tax
Net changes related to fair value of derivative contract	—	(1,224)	(1,367)	(1,863)
Gain (loss) on foreign currency translation adjustment	95,042	(20,760)	122,888	(39,196)
Comprehensive income	277,747	142,540	529,298	363,843
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interest	32,674	16,888	57,132	44,201
Comprehensive income attributable to Skechers U.S.A., Inc.	$245,073	$125,652	$472,166	$319,642

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity and Redeemable Noncontrolling Interest

(Unaudited)

	Shares		Amount
(in thousands)	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid–in capital	Accumulated other comprehensive loss	Retained earnings	Skechers U.S.A., Inc. equity	Noncontrolling interests	Total stockholders' equity	Redeemable noncontrolling interest
Balance at March 31, 2025	130,290	19,314	$130	$19	$19,969	$(146,564)	$4,638,637	$4,512,191	$474,541	$4,986,732	$92,882
Net earnings	—	—	—	—	—	—	170,498	170,498	11,534	182,032	673
Foreign currency translation adjustment	—	—	—	—	—	74,575	—	74,575	11,648	86,223	8,819
Stock compensation expense	—	—	—	—	25,109	—	—	25,109	—	25,109	—
Proceeds from the employee stock purchase plan	143	—	—	—	7,519	—	—	7,519	—	7,519	—
Shares issued under the incentive award plan	834	—	1	—	41	—	—	42	—	42	—
Shares redeemed for employee tax withholdings	(304)	—	—	—	(14,522)	—	—	(14,522)	—	(14,522)	—
Balance at June 30, 2025	130,963	19,314	$131	$19	$38,116	$(71,989)	$4,809,135	$4,775,412	$497,723	$5,273,135	$102,374

Balance at March 31, 2024	132,333	20,182	$132	$20	$228,594	$(86,020)	$4,003,352	$4,146,078	$312,855	$4,458,933	$94,758
Net earnings	—	—	—	—	—	—	140,302	140,302	21,891	162,193	2,331
Foreign currency translation adjustment	—	—	—	—	—	(14,650)	—	(14,650)	(2,597)	(17,247)	(3,513)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(38,637)	(38,637)	—
Net changes related to fair value of derivative contract	—	—	—	—	—	—	—	—	(1,224)	(1,224)	—
Stock compensation expense	—	—	—	—	23,471	—	—	23,471	—	23,471	—
Proceeds from the employee stock purchase plan	137	—	—	—	6,823	—	—	6,823	—	6,823	—
Shares issued under the incentive award plan	853	—	1	—	(1)	—	—	—	—	—	—
Shares redeemed for employee tax withholdings	(316)	—	—	—	(20,722)	—	—	(20,722)	—	(20,722)	—
Repurchases of common stock	(879)	—	(1)	—	(60,017)	—	—	(60,018)	—	(60,018)	—
Conversion of Class B Common Stock into Class A Common Stock	103	(103)	—	—	—	—	—	—	—	—	—
Balance at June 30, 2024	132,231	20,079	$132	$20	$178,148	$(100,670)	$4,143,654	$4,221,284	$292,288	$4,513,572	$93,576

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity and Redeemable Noncontrolling Interest

(Unaudited)

	Shares		Amount
(in thousands)	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock	Additional paid–in capital	Accumulated other comprehensive loss	Retained earnings	Skechers U.S.A., Inc. equity	Noncontrolling interests	Total stockholders' equity	Redeemable noncontrolling interest
Balance at December 31, 2024	129,854	19,379	$130	$19	$12,170	$(171,221)	$4,436,201	$4,277,299	$452,866	$4,730,165	$90,099
Net earnings	—	—	—	—	—	—	372,934	372,934	32,752	405,686	2,091
Foreign currency translation adjustment	—	—	—	—	—	99,232	—	99,232	13,472	112,704	10,184
Net changes related to fair value of derivative contract	—	—	—	—	—	—	—	—	(1,367)	(1,367)	—
Stock compensation expense	—	—	—	—	49,567	—	—	49,567	—	49,567	—
Proceeds from the employee stock purchase plan	143	—	—	—	7,519	—	—	7,519	—	7,519	—
Shares issued under the incentive award plan	1,472	—	2	—	40	—	—	42	—	42	—
Shares redeemed for employee tax withholdings	(571)	—	(1)	—	(31,180)	—	—	(31,181)	—	(31,181)	—
Conversion of Class B Common Stock into Class A Common Stock	65	(65)	—	—	—	—	—	—	—	—	—
Balance at June 30, 2025	130,963	19,314	$131	$19	$38,116	$(71,989)	$4,809,135	$4,775,412	$497,723	$5,273,135	$102,374

Balance at December 31, 2023	132,837	20,182	$133	$20	$295,847	$(73,388)	$3,796,730	$4,019,342	$290,868	$4,310,210	$89,832
Net earnings	—	—	—	—	—	—	346,924	346,924	51,528	398,452	6,450
Foreign currency translation adjustment	—	—	—	—	—	(27,282)	—	(27,282)	(9,208)	(36,490)	(2,706)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(39,037)	(39,037)	—
Net changes related to fair value of derivative contract	—	—	—	—	—	—	—	—	(1,863)	(1,863)	—
Stock compensation expense	—	—	—	—	44,164	—	—	44,164	—	44,164	—
Proceeds from the employee stock purchase plan	137	—	—	—	6,823	—	—	6,823	—	6,823	—
Shares issued under the incentive award plan	1,813	—	2	—	(2)	—	—	—	—	—	—
Shares redeemed for employee tax withholdings	(786)	—	(1)	—	(48,648)	—	—	(48,649)	—	(48,649)	—
Repurchases of common stock	(1,873)	—	(2)	—	(120,036)	—	—	(120,038)	—	(120,038)	—
Conversion of Class B Common Stock into Class A Common Stock	103	(103)	—	—	—	—	—	—	—	—	—
Balance at June 30, 2024	132,231	20,079	$132	$20	$178,148	$(100,670)	$4,143,654	$4,221,284	$292,288	$4,513,572	$93,576

See accompanying notes to unaudited condensed consolidated financial statements.

SKECHERS U.S.A., INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net earnings	$407,777	$404,902
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	117,178	99,661
Provision for credit losses and returns	22,377	14,798
Stock compensation	49,567	44,164
Deferred income taxes	15,382	13,378
Net foreign currency adjustments	(43,086)	11,387
Changes in operating assets and liabilities
Receivables	(89,751)	(219,915)
Inventory	90,598	(15,097)
Other assets	(151,144)	(88,499)
Accounts payable	(109,681)	192,337
Other liabilities	138,961	37,316
Net cash provided by operating activities	448,178	494,432
Cash flows from investing activities
Capital expenditures	(330,723)	(169,537)
Proceeds from sale of property, plant and equipment	9,972	—
Purchases of investments	(92,063)	(121,155)
Proceeds from sales and maturities of investments	97,856	50,256
Net cash used in investing activities	(314,958)	(240,436)
Cash flows from financing activities
Proceeds from the employee stock purchase plan	7,519	6,823
Repayments on long-term borrowings	(165,691)	(14,808)
Proceeds from long-term borrowings	145,051	63,885
Net proceeds from (repayments on) short-term borrowings	144,434	(11,894)
Payments for employee taxes related to stock compensation	(31,181)	(48,649)
Repurchases of common stock	—	(120,038)
Distributions to noncontrolling interests	—	(39,037)
Net cash provided by (used in) financing activities	100,132	(163,718)
Effect of exchange rate changes on cash and cash equivalents	27,284	242
Net change in cash and cash equivalents	260,636	90,520
Cash and cash equivalents at beginning of the period	1,116,516	1,189,910
Cash and cash equivalents at end of the period	$1,377,152	$1,280,430

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$15,553	$9,108
Income taxes, net	64,582	93,836
Non-cash transactions
Right-of-use assets exchanged for lease liabilities	312,863	223,600

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

PROPOSED MERGER

On May 4, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Beach Acquisition Co Parent, LLC, a Delaware limited liability company (“Parent”), and Beach Acquisition Merger Sub, Inc., a Delaware corporation and a subsidiary of Parent (“Merger Sub” and together with Parent, the “Buyer Parties”), pursuant to which, subject to the terms and conditions thereof, Merger Sub will merger with and into the Company, with the Company continuing as the surviving corporation and becoming a subsidiary of Parent (the “Merger”).

On the terms and subject to the conditions set forth in the Merger Agreement, each share of Class A common stock of the Company, par value $0.001 per share (the “Class A Common Stock”), and Class B common stock of the Company, par value $0.001 per share (the “Class B Common Stock” and together with Class A Common Stock, the “Company Common Stock”) that is outstanding as of immediately prior to the Effective Time (other than any share of Company Common Stock that is (i) (A) held by the Company and its subsidiaries; (B) owned by the Buyer Parties; or (C) owned by any direct or indirect subsidiary of the Buyer Parties as of immediately prior to the Effective Time or (ii) held by any stockholder who neither voted in favor of the transactions contemplated by the Merger Agreement, including the Merger (collectively, the “Transaction”) nor consented thereto in writing and has properly and validly exercised his, her or its statutory rights of appraisal in respect of such shares of Company Common Stock in accordance with Section 262 of the General Corporation Law of the State of Delaware (such shares, the “Dissenting Company Shares”)) will be cancelled and extinguished and automatically converted into the right to receive either (a) an amount in cash equal to $63.00, without interest thereon, or (b) an amount in cash equal to $57.00 and one limited liability company unit of Parent (the "Mixed Election Consideration"), in each case subject to applicable election procedures.

Consummation of the Transaction is subject to certain customary conditions set forth in the Merger Agreement, including (i) the approval, clearance or expiration under certain specified antitrust laws and foreign investment laws, (ii) the absence of any governmental authority of competent jurisdiction in certain specified jurisdictions issuing any order or other legal restraint that makes consummation of the Transaction illegal or otherwise prohibited, (iii) the Registration Statement on Form S-4 filed in connection with the Transaction has become effective in accordance with the provisions of the Securities Act of 1933, as amended (the “Securities Act”), (iv) at least 20 business days elapsing since the Company’s mailing to the Company’s stockholders of an information statement/prospectus (as contemplated by Regulation 14C of the Exchange Act), and (v) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) since the date of the Merger Agreement that has occurred that is continuing.

The Merger Agreement contains certain termination rights for the Company and Parent. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee of approximately $339.9 million. In addition, Parent will be required to pay the Company a termination fee of approximately $534.1 million under certain circumstances if the Merger Agreement is terminated.

During the three months ended June 30, 2025, the Company recognized $9.3 million in transaction costs in connection with the Merger, which are classified within general and administrative expenses in the Consolidated Statements of Earnings.

The foregoing description of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on May 5, 2025.

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

During 2024, the Company created the new joint venture, HF Logistics-SKX T3, LLC ("HF-T3"), to support expansion of its North America distribution center. The Company is obligated to contribute $150.0 million, of which $50.0 million was paid during the six months ended June 30, 2025 and $75.0 million was paid during the year ended December 31, 2024. The joint venture partner contributed land with a value of $150.0 million. HF-T3 is fully consolidated in the Company's financial statements.

The Company continues to reassess these relationships based on events and circumstances. The assets of these joint ventures are restricted, as they are not available for general business use outside the context of such joint ventures. The holders of the liabilities of each joint venture have no recourse to the Company.

A joint venture agreement allows the partner, based on certain triggers, to require the Company to repurchase its noncontrolling interest. As the redemption feature is not solely within the control of the Company, the noncontrolling interest is classified within temporary equity as redeemable noncontrolling interest. As of June 30, 2025, it was not probable that the redeemable noncontrolling interest would become redeemable.

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

(2)
Cash, Cash Equivalents, Short-term and Long-term Investments

The following tables show the Company’s cash, cash equivalents, short-term and long-term investments by significant investment category:

	As of June 30, 2025
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$1,346,790	$1,346,790	$1,346,790	$—	$—
Level 1
Money market funds	17,381	17,381	17,381	—	—
U.S. Treasury securities	24,542	24,542	—	15,624	8,918
Mutual funds	N/A	1,890	—	—	1,890
Total level 1	41,923	43,813	17,381	15,624	10,808
Level 2
Corporate notes and bonds	140,984	140,984	9,994	85,145	45,845
Asset-backed securities	22,481	22,481	—	1,311	21,170
U.S. Agency securities	8,341	8,341	2,987	4,174	1,180
Total level 2	171,806	171,806	12,981	90,630	68,195
Total	$1,560,519	$1,562,409	$1,377,152	$106,254	$79,003

	As of December 31, 2024
(in thousands)	Adjusted Cost	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$1,094,228	$1,094,228	$1,094,228	$—	$—
Level 1
Money market funds	15,441	15,441	15,441	—	—
U.S. Treasury securities	26,160	26,160	2,849	14,513	8,798
Mutual funds	N/A	2,984	—	—	2,984
Total level 1	41,601	44,585	18,290	14,513	11,782
Level 2
Corporate notes and bonds	129,588	129,588	2,998	85,767	40,823
Asset-backed securities	22,073	22,073	—	257	21,816
U.S. Agency securities	20,091	20,091	1,000	17,933	1,158
Total level 2	171,752	171,752	3,998	103,957	63,797
Total	$1,307,581	$1,310,565	$1,116,516	$118,470	$75,579

The Company’s investments consist of U.S. Treasury securities, corporate notes and bonds, asset-backed securities and U.S. agency securities, which the Company has the intent and ability to hold to maturity and therefore are classified as held-to-maturity. The Company holds mutual funds in its deferred compensation plan which are classified as trading securities. The Company may sell certain of its investments prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s long-term investments are generally less than two years. The Company minimizes the potential risk of principal loss by investing in highly-rated securities and limiting the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio. Included in long-term investments on the Unaudited Condensed Consolidated Balance Sheets are company owned life insurance contracts of $78.4 million and $71.1 million as of June 30, 2025 and December 31, 2024. Consolidated interest income was $6.7 million and $10.5 million for the three months ended June 30, 2025 and 2024, and $12.1 million and $19.0 million for the six months ended June 30, 2025 and 2024.

When evaluating an investment for its current expected credit losses, the Company reviews factors such as historical experience with defaults, losses, credit ratings, term and macroeconomic trends, including current conditions and forecasts to the extent they are reasonable and supportable.

(3)
Accrued Expenses

Accrued expenses were as follows:

	As of	As of
(in thousands)	June 30, 2025	December 31, 2024
Accrued payroll, taxes, and other	$203,005	$166,487
Return reserve liability	67,477	73,088
Accrued inventory purchases	85,813	90,676
Accrued expenses	$356,295	$330,251

(4)
Financial Commitments

The Company had $34.6 million and $36.6 million letters of credit as of June 30, 2025 and December 31, 2024. Interest expense was $9.4 million and $4.7 million for the three months ended June 30, 2025 and 2024, and $15.9 million and $9.4 million for the six months ended June 30, 2025 and 2024. The Company was in compliance with all financial covenants as of June 30, 2025.

SHORT-TERM BORROWINGS

		As of	As of
(in thousands)	Expiration Date	June 30, 2025	December 31, 2024
Revolving credit facility - Corporate	December 2026	$130,000	$—
Revolving credit facilities - India	Various 2026	20,438	21,209
Other - international facilities	Various 2027	29,195	12,129
Short-term borrowings		$179,633	$33,338

Revolving Credit Facilities

The Company maintains a revolving credit facility with Bank of America, N.A. which allows for an unsecured credit facility of up to $750.0 million, which may be increased by up to $250.0 million under certain conditions and provides for the issuance of letters of credit up to a maximum of $100.0 million and swingline loans up to a maximum of $50.0 million. The unused credit capacity was $614.1 million and $745.4 million at June 30, 2025 and December 31, 2024. The weighted-average annual interest rate on outstanding borrowings was 5.53% during the six months ended June 30, 2025.

The Company is required to maintain a maximum total adjusted net leverage ratio of 3.75:1, except in the event of an acquisition in which case the ratio may be increased at the Company’s election to 4.25:1 for the quarter in which such acquisition occurs and for the next three quarters thereafter.

The Company's subsidiary in India had various lines of credit as of June 30, 2025, with unused capacity of $37.3 million and a weighted average interest rate on outstanding borrowings of 7.28%. Borrowings on the lines of credit are due in 180 days. Additionally, the Company maintains various credit facilities within its other international markets with an aggregate unused capacity of approximately $37.0 million that is available for working capital needs and issuance of letters of credit.

LONG-TERM BORROWINGS

		As of	As of
(in thousands)	Maturity Date	June 30, 2025	December 31, 2024
HF-T1 Distribution Center Loan	March 2026	$129,206	$129,505
HF-T2 Distribution Center Construction Loan	April 2026	72,905	73,017
China Distribution Center Expansion Construction Loan	December 2032	97,732	68,450
China Operational Loans	Various 2026	104,870	150,517
Other	Various	—	92
Subtotal		404,713	421,581
Less: Current installments of long-term borrowings		316,748	353,131
Long-term borrowings		$87,965	$68,450

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

In March 2025, upon maturity of the construction loan and interest rate swap agreements, HF-T1 entered into an agreement to extend the loan agreement to March 2026, with an option to further extend the maturity date to August 2026. The interest rate is based on the SOFR Daily Rate plus a margin of 1.85% per annum and principal payments of $0.1 million are required per month. The weighted-average annual interest rate on borrowings was 6.27% during the six months ended June 30, 2025. The obligations of the JV under this loan are guaranteed by TGD Holdings I, LLC ("TGD"), which is an affiliate of HF.

HF-T2 Distribution Center Construction Loan

On April 3, 2020, HF Logistics-SKX T2, LLC ("HF-T2"), a joint venture, entered into a construction loan agreement of up to $73.0 million with Bank of America, N.A. to expand the North American distribution center. The interest rate was based on the Bloomberg Short-Term Bank Yield Index ("BSBY") Daily Floating Rate plus a margin of 190 basis points, reducing to 175 basis points upon substantial completion of the construction and certain other conditions being satisfied. In October 2024, the loan was amended to replace the BSBY rate with the SOFR rate. The weighted-average annual interest rate on borrowings was 6.18% during the six months ended June 30, 2025. The obligations of HF-T2 under this loan are guaranteed by TGD.

In April 2025, upon maturity of the construction loan agreement, HF-T2 entered into an agreement to extend the loan agreement to April 2026, with an option to further extend the maturity date to August 2026. The interest rate is based on the SOFR Daily Rate plus a margin of 1.85% per annum and principal payments of $0.1 million are required per month. The weighted-average annual interest rate on borrowings was 6.27% during the six months ended June 30, 2025. The obligations of HF-T2 under this loan are guaranteed by TGD.

China Distribution Center Expansion Construction Loan

On October 18, 2022, the Company entered into a loan agreement for 1.1 billion yuan with Bank of China Co., Ltd to finance the construction of its distribution center expansion in China. Interest is paid quarterly. The interest rate at June 30, 2025 was 2.70% and may increase or decrease over the life of the loan, and is evaluated every 12 months. Beginning in 2026, the principal of the loan will be repaid in semi-annual installments of variable amounts. The obligations of this loan entered through the Company’s Taicang Subsidiary are jointly and severally guaranteed by the Company’s China joint venture.

China Operational Loans

The Company has certain secured credit facilities with an aggregate capacity of 1.75 billion yuan to support the operations of its China joint venture. As of June 30, 2025 and December 31, 2024, interest rates on outstanding borrowings ranged from 1.20% to 2.60% per annum.

Other Financial Commitments

As of June 30, 2025, the Company had remaining obligations totaling $25.0 million that will be contributed to HF-T3, a joint venture, in the next quarter.

(5)
Stockholders' Equity and Stock Compensation

SHARE REPURCHASE PROGRAM

The Company's Board of Directors authorized a share repurchase program effective July 25, 2024, pursuant to which the Company may purchase shares of its Class A Common Stock, for an aggregate repurchase price not to exceed $1.0 billion. This repurchase program expires on July 25, 2027, does not obligate the Company to acquire any particular amount of shares, and replaced the prior share repurchase program. Remaining repurchase authorization under the program authorized in 2022 was terminated upon authorization of the new program. As of June 30, 2025, there was $789.9 million remaining to repurchase shares under the program.

The following table provides a summary of the Company’s stock repurchase activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares repurchased	—	878,900	—	1,873,115
Average cost per share	$—	$68.29	$—	$64.08
Total cost of shares repurchased (in thousands)	$—	$60,018	$—	$120,038

INCENTIVE AWARD PLAN

During the six months ended June 30, 2025, the Company granted restricted stock with time-based vesting, as well as performance-based awards. The performance-based awards include those with a market condition tied to the Company’s total shareholder return ("TSR") in relation to its peer companies as well as those with a financial performance condition tied to annual earnings per share ("EPS") growth. The vesting and ultimate payout of performance awards is determined at the end of the three-year performance period and can vary from zero to 200% based on actual results. As of June 30, 2025, a total of 4,465,422 shares remain available for grant as equity awards under the incentive award plan if target levels are achieved for performance-based awards and 3,814,647 available if maximum levels are achieved.

The Company granted the following stock-based instruments:

	Six Months Ended June 30,
	2025		2024
	Granted	Weighted-Average Grant-Date Fair Value	Granted	Weighted-Average Grant-Date Fair Value
Restricted stock	1,352,118	$62.84	1,174,060	$58.90
Performance-based restricted stock (1)	110,663	$64.10	93,500	$60.91
Market-based restricted stock (1)	110,662	$84.39	93,500	$78.80

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

A summary of the status and changes of the Company’s unvested shares is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2024	3,057,034	$51.79
Granted	1,573,443	64.44
Vested/Released	(1,471,676)	46.57
Cancelled	(23,700)	53.43
Performance Adjustments	96,306	52.26
Unvested at June 30, 2025	3,231,407	$60.33

For the six months ended June 30, 2025, shares were issued based on the achievement of certain EPS and TSR metrics as presented below:

	Target Shares	Payout Factor	Performance Adjustment
February 2022 EPS Grant	116,250	133%	38,750
February 2022 TSR Grant	116,250	150%	57,556
Total Performance Adjustments			96,306

For the three months ended June 30, 2025 and 2024, the Company recognized, as part of general and administrative, compensation expense of $24.4 million and $22.6 million for grants under the incentive award plan. For the six months ended June 30, 2025 and 2024, the Company recognized $47.8 million and $42.2 million of incentive stock compensation expense. As of June 30, 2025, the unamortized stock compensation of $136.3 million is expected to be recognized over a weighted-average period of 1.79 years.

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

For the three months ended June 30, 2025 and 2024, the Company recognized $0.7 million and $0.9 million of ESPP stock compensation expense. For the six months ended June 30, 2025 and 2024, the Company recognized $1.7 million and $1.9 million of ESPP stock compensation expense. As of June 30, 2025, there were 3,217,820 shares available for sale under the ESPP.

(6)
Earnings Per Share

Basic EPS and diluted EPS are calculated by dividing net earnings by the following: for basic EPS, the weighted-average number of common shares outstanding for the period; and for diluted EPS, the sum of the weighted-average number of both outstanding common shares and potentially dilutive common shares using the treasury stock method.

The calculation of EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net earnings attributable to Skechers U.S.A., Inc.	$170,498	$140,302	$372,934	$346,924

Weighted-average common shares outstanding, basic	150,001	152,503	149,711	152,707
Dilutive effect of nonvested shares	1,304	1,673	1,684	1,933
Weighted-average common shares outstanding, diluted	151,305	154,176	151,395	154,640
Anti-dilutive common shares excluded above	57	12	29	11
Net earnings per share attributable to Skechers U.S.A., Inc.
Basic	$1.14	$0.92	$2.49	$2.27
Diluted	$1.13	$0.91	$2.46	$2.24

(7)
Income Taxes

The tax provisions for the three and six months ended June 30, 2025 and 2024, were computed using the estimated effective tax rates applicable to each of the domestic and international taxable jurisdictions for the full year. The Company’s provision for income tax expense and effective income tax rate are significantly impacted by the mix of the Company’s domestic and foreign earnings (loss) before income taxes. In the non-U.S. jurisdictions in which the Company has operations, the applicable statutory rates range from 0% to 35%, which is on average significantly lower than the U.S. federal and state combined statutory rate of 26%. The Company’s effective tax rate was 16.4% and 19.7% for the three months ended June 30, 2025 and 2024. For the three months ended June 30, 2025, the decrease in the effective tax rate was due to lower earnings in higher tax jurisdictions. The Company's effective tax rate was 19.8% and 19.3% for the six months ended June 30, 2025 and 2024. For the six months ended June 30, 2025, the increase in the effective tax rate was due to global minimum tax rules that are effective for fiscal year 2025, partially offset by lower earnings in higher tax jurisdictions.

In the normal course of business, the Company's tax filings are subject to audit by federal, state and foreign tax authorities. As of June 30, 2025, the Company's U.S. federal tax returns were under examination by the Internal Revenue Service for fiscal years ended December 31, 2015 through December 31, 2022. The Company received communication from the IRS during the current quarter that the examination procedures are closed. The exam did not have a material impact on the amounts disclosed in the unaudited consolidated financial statements. Additionally, the Company is currently under examination in certain foreign jurisdictions. The Company is unable to determine the impact as these examinations have not been completed.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the United States, which extended key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, federal bonus depreciation and deductions for domestic research and development expenditures. The Company is still evaluating the potential impact of the OBBBA on its consolidated financial statements.

(8)
Related Party Transactions

The Skechers Foundation (the “Foundation”) is a 501(c)(3) non-profit entity and not a subsidiary or otherwise affiliated with the Company. The Company does not have a financial interest in the Foundation. However, two officers and directors of the Company, Michael Greenberg, the Company’s President, and David Weinberg, the Company’s Chief Operating Officer, are officers and directors of the Foundation. For the three months ended June 30, 2025 and 2024, the Company made cash contributions of $0.5 million and $1.0 million, and contributions of $1.0 million for each of the six months ended June 30, 2025 and 2024.

PROPOSED MERGER RELATED

Following the execution of the Merger Agreement, on May 4, 2025, Robert Greenberg, Michael Greenberg, The Greenberg Family Trust, The Michael Greenberg Trust, Jason A Greenberg 2010 Trust and Skechers Voting Trust, who collectively hold approximately 60% of the combined voting power of the outstanding shares of Company Common Stock, executed and delivered to the Company a written consent (the “Written Consent”) approving and adopting the Merger Agreement and the Transaction. As a result of the execution and delivery of the Written Consent, the holders of at least a majority of the outstanding shares of Company Common Stock with the right to vote thereon have adopted and approved the Merger Agreement. The delivery of the Written Consent constituted the necessary approvals of stockholders for the approval of the Transaction, subject to the other conditions set forth in the Merger Agreement.

In connection with entering into the Merger Agreement, on May 4, 2025, the Company entered into a support agreement (the “Support Agreement”) with the Greenberg Family Trust, the Skechers Voting Trust, Robert Greenberg and members of the Greenberg family (each, a “Supporting Stockholder”), pursuant to which each Supporting Stockholder has agreed to, among other things, vote against (a) any action or agreement that would reasonably be expected to prevent or materially delay the consummation of the transactions contemplated by the Merger Agreement, including the Merger, and (b) any Acquisition Proposal (as defined in the Merger Agreement) or approval of any other proposal, transaction, agreement or action, made in opposition to or in competition with, or that would reasonably be expected to prevent, materially delay or impede the consummation of, the Merger Agreement or the Transaction. In addition, each Supporting Stockholder has agreed to (x) elect to receive the Mixed Election Consideration in the Transaction pursuant to, and in accordance with, the terms and conditions of the Merger Agreement and (y) waive any appraisal rights to which it may be entitled pursuant to the applicable law in connection with the Transaction, including the Merger. The Support Agreement also includes certain restrictions on transfer of shares of Company Common Stock by each Supporting Stockholder.

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

Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Wholesale sales	$1,301,428	$1,132,111	$2,833,636	$2,553,809
Cost of sales	763,041	635,129	1,620,079	1,420,787
Gross profit	538,387	496,982	1,213,557	1,133,022
Gross margin	41.4%	43.9%	42.8%	44.4%

Direct-to-Consumer sales	$1,138,596	$1,025,532	$2,017,959	$1,855,421
Cost of sales	375,680	338,077	675,839	622,372
Gross profit	762,916	687,455	1,342,120	1,233,049
Gross margin	67.0%	67.0%	66.5%	66.5%

Total sales	$2,440,024	$2,157,643	$4,851,595	$4,409,230
Cost of sales	1,138,721	973,206	2,295,918	2,043,159
Gross profit	1,301,303	1,184,437	2,555,677	2,366,071
Gross margin	53.3%	54.9%	52.7%	53.7%

(in thousands)	As of June 30, 2025	As of December 31, 2024
Identifiable assets
Wholesale	$4,287,423	$3,915,362
Direct-to-Consumer	4,990,693	4,540,396
Total	$9,278,116	$8,455,758

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Additions to property, plant and equipment
Wholesale	$117,668	$64,598	$220,202	$97,361
Direct-to-Consumer	65,954	47,852	110,521	72,176
Total	$183,622	$112,450	$330,723	$169,537

Geographic Information

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Geographic sales
Domestic Wholesale	$413,293	$446,915	$909,460	$922,865
Domestic Direct-to-Consumer	448,767	416,930	806,303	739,784
Total domestic sales	862,060	863,845	1,715,763	1,662,649

International Wholesale	888,135	685,196	1,924,176	1,630,944
International Direct-to-Consumer	689,829	608,602	1,211,656	1,115,637
Total international sales	1,577,964	1,293,798	3,135,832	2,746,581

Total sales	$2,440,024	$2,157,643	$4,851,595	$4,409,230

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Regional sales
Americas (AMER)	$1,112,991	$1,100,929	$2,217,361	$2,120,397
Europe, Middle East & Africa (EMEA)	731,551	492,534	1,449,762	1,120,186
Asia Pacific (APAC)	595,482	564,180	1,184,472	1,168,647
Total sales	$2,440,024	$2,157,643	$4,851,595	$4,409,230

China sales	$287,154	$312,742	$555,815	$632,256

(in thousands)	As of June 30, 2025	As of December 31, 2024
Property, plant and equipment, net
Domestic	$1,395,313	$1,236,882
International	679,943	598,048
Total	$2,075,256	$1,834,930

China property plant and equipment, net	$337,651	$303,607

CONCENTRATIONS OF RISK

The Company’s sales to its five largest customers accounted for approximately 9.7% and 9.0% of total sales for the three months ended June 30, 2025 and 2024, and for the six months ended June 30, 2025 and 2024 were 8.8% and 8.7%.

Assets located outside the U.S. consist primarily of cash, accounts receivable, inventory, property, plant and equipment, and other assets. Assets held outside the U.S. were $6.3 billion and $5.6 billion as of June 30, 2025 and December 31, 2024.

The Company performs regular evaluations concerning the ability of customers to satisfy their obligations and provides for estimated credit losses. Domestic accounts receivable generally do not require collateral. Foreign accounts receivable are generally collateralized by letters of credit. The Company’s additions to the provision for expected credit losses for the three months ended June 30, 2025 and 2024 were $1.0 million and $1.3 million, and $2.7 million for each of the six months ended June 30, 2025 and 2024.

The Company’s accounts receivables, excluding allowances for credit losses and chargebacks, by geography are summarized as follows:

(in thousands)	As of June 30, 2025	As of December 31, 2024
Domestic accounts receivable	$347,494	$345,488
International accounts receivable	877,506	711,686

The Company’s top five manufacturers produced the following percentages of total production:

	Three Months Ended June 30,		Six Months Ended June 30,
(percentage of total production)	2025	2024	2025	2024
Manufacturer #1	21.1	19.5	20.9	19.8
Manufacturer #2	6.2	6.5	6.0	7.6
Manufacturer #3	4.6	6.3	4.8	5.7
Manufacturer #4	3.5	6.0	3.7	5.7
Manufacturer #5	3.3	4.3	3.5	3.9
Total	38.7	42.6	38.9	42.7

(10)
Commitments and Contingencies

In accordance with GAAP, the Company records a liability in its unaudited condensed consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation and governmental proceedings are inherently difficult to predict, particularly when the matters are in the procedural stages or with unspecified or indeterminate claims for damages, potential penalties, or fines. Accordingly, the Company cannot determine the final amount, if any, of its liability beyond the amount accrued in the unaudited condensed consolidated financial statements at June 30, 2025, nor is it possible to estimate what litigation-related costs will be in the future; however, the Company believes that the likelihood that claims related to litigation would result in a material loss to the Company, either individually or in the aggregate, is remote.

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

This quarterly report on Form 10-Q contains forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including statements with regards to future revenue, projected operating results, earnings, spending, margins, cash flow, orders, expected timing of shipment of products, inventory levels, future growth or success in specific countries, categories or market sectors, continued or expected distribution to specific retailers, liquidity, the Merger (as defined herein), the Transaction (as defined herein), capital resources and market risk, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and can be identified by the use of forward-looking language such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will,” “could,” “may,” “might,” or any variations of such words with similar meanings. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in forward-looking statements, and reported results shall not be considered an indication of our future performance. Factors that might cause or contribute to such differences include:

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
•
the ability to complete the Merger on the proposed terms or on the anticipated timeline, or at all, including risks and uncertainties related to securing the necessary regulatory approvals and satisfaction of other closing conditions to consummate the proposed Merger; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement (as defined herein) relating to the proposed Merger; risks that the proposed Merger disrupts the Company's current plans and operations or diverts the attention of the Company's management or employees from ongoing business operations; the risk of potential difficulties with the Company's ability to retain and hire key personnel and maintain relationships with customers and other third parties as a result of the proposed Merger, including during the pendency of the Merger; the risk that the proposed Merger may involve unexpected costs and/or unknown or inestimable liabilities; the risk that the Company's business may suffer as a result of uncertainty surrounding the proposed Merger; the risk that stockholder litigation in connection with the proposed Merger may affect the timing or occurrence of the proposed Merger or result in significant costs of defense, indemnification and liability; effects relating to the announcement of the Transaction or any further announcements or the consummation of the Transaction on the market price of the Company's common stock; and
•
other factors referenced or incorporated by reference in our Annual Report on Form 10-K for the year ended December 31, 2024 under the captions “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the caption "Part II—Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

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

On May 4, 2025, we entered into a Merger Agreement pursuant to which Skechers will become a wholly-owned subsidiary of the acquiring entity. For further details on this proposed transaction, see Note 1 of the Unaudited Condensed Consolidated Financial Statements and "Part II—Item 1A. Risk Factors" contained elsewhere in this Form 10-Q.

OVERVIEW

Skechers continued 2025 by setting a quarterly sales record driven by demand for our strong portfolio of innovative footwear. Key highlights for the three months ended June 30, 2025 include:

•
Record sales of $2.44 billion, an increase of 13.1% compared to the same period of the prior year;
•
Gross margin was 53.3%;
•
Increased sales in both Wholesale and Direct-to-Consumer segments;
•
Increased sales in the Europe, Middle East & Africa, Asia Pacific and the Americas regions; and
•
Diluted earnings per share of $1.13.

The broad-based growth is the result of our dedication to delivering exceptional product for consumers of all ages and interests. We focus our initiatives with targeted and effective demand creation. In the second quarter of 2025, we launched the Skechers AERO series of technical running shoes and also the first Harry Kane player edition soccer boot. Skechers Performance signed additional athletes worldwide, including elite golfer Bernhard Langer, WNBA athlete Kiki Iriafen and Spanish goalkeeper Misa Rodríguez.

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

Selected information from our results of operations follows:

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	$	%
Sales	$2,440,024	$2,157,643	282,381	13.1
Cost of sales	1,138,721	973,206	165,515	17.0
Gross profit	1,301,303	1,184,437	116,866	9.9
Gross margin	53.3%	54.9%		(160) bps
Operating expenses
Selling	251,883	235,870	16,013	6.8
General and administrative	876,338	742,036	134,302	18.1
Total operating expenses	1,128,221	977,906	150,315	15.4
As a % of sales	46.2%	45.3%		90 bps
Earnings from operations	173,082	206,531	(33,449)	(16.2)
Operating margin	7.1%	9.6%		(250) bps
Other income (expense)	45,517	(1,652)	47,169	n/m
Earnings before income taxes	218,599	204,879	13,720	6.7
Income tax expense	35,894	40,355	(4,461)	(11.1)
Net earnings	182,705	164,524	18,181	11.1
Less: Net earnings attributable to noncontrolling interests and redeemable noncontrolling interest	12,207	24,222	(12,015)	(49.6)
Net earnings attributable to Skechers U.S.A., Inc.	$170,498	$140,302	30,196	21.5

n/m: not meaningful.

Sales

Sales increased $282.4 million, or 13.1%, to $2.44 billion, compared to $2.16 billion as a result of a 22.0% increase internationally. Wholesale increased 15.0% and Direct-to-Consumer increased 11.0%. Sales increased overall due to higher sales volume and higher average selling prices.

Gross margin

Gross margin declined 160 basis points to 53.3% compared to 54.9%, due to higher costs per unit, driven by higher duties domestically as a result of higher tariff rates, partially offset by higher average selling prices.

Operating expenses

Operating expenses increased $150.3 million, or 15.4%, to $1.1 billion, and as a percentage of sales increased 90 basis points to 46.2%. Selling expenses increased $16.0 million, or 6.8%, to $251.9 million, primarily due to higher demand creation expenditures. General and administrative expenses increased $134.3 million, or 18.1%, to $876.3 million. The increased expenses were driven by increases in labor costs of $53.4 million and facility related costs of $28.3 million, including rent and depreciation, largely due to our global retail expansion, as well as labor costs at our European distribution center. In addition, distribution costs increased $24.9 million, largely due to shipping and packaging costs.

Other income (expense)

Other income was $45.5 million for the three months ended June 30, 2025, as compared to an expense of $1.7 million for the three months ended June 30, 2024. The change of $47.2 million was primarily due to favorable foreign currency exchange rates in Europe.

Income taxes

Income tax expense and the effective tax rate were as follows:

	Three Months Ended June 30,
(in thousands)	2025	2024
Income tax expense	$35,894	$40,355
Effective tax rate	16.4%	19.7%

Our income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (losses) before income taxes. In the non-U.S. jurisdictions in which we have operations, the applicable statutory rates range from 0% to 35%, which on average are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 26%. For the quarter, the decrease in the effective tax rate was due to lower earnings in higher tax jurisdictions.

The Organization for Economic Cooperation and Development ("OECD") has issued various proposals that would change long-standing global tax principles, namely, its Pillar Two framework, which imposes a global minimum corporate tax rate of 15% for large multinational companies. The adoption and effective dates of these rules may vary by country and could increase tax complexity and uncertainty and may adversely affect our provision for income taxes and cash tax payments in future periods. Certain countries in which we operate have already enacted the Pillar Two minimum tax regime. Certain rules begin to be effective for us in fiscal year 2025 and we expect our tax rate to increase as a result. However, we expect that the increase will be partially offset by lower earnings in higher tax jurisdictions and, as such, for fiscal year 2025, we expect our tax rate to be between 20% and 21%. We continue to evaluate the potential impact of enacted and future legislation concerning the Pillar Two framework in the non-U.S. tax jurisdictions we operate in.

Noncontrolling interests and redeemable noncontrolling interest in net earnings of joint ventures

Noncontrolling interests and redeemable noncontrolling interest represents the share of net earnings that is attributable to our joint venture partners. Net earnings attributable to noncontrolling interests and redeemable noncontrolling interest decreased $12.0 million to $12.2 million, compared to $24.2 million in the prior year, due to lower earnings by our joint ventures, predominantly in China.

RESULTS OF SEGMENT OPERATIONS – SECOND QUARTER

Wholesale

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	$	%
Sales	$1,301,428	$1,132,111	169,317	15.0
Gross profit	538,387	496,982	41,405	8.3
Gross margin	41.4%	43.9%		(250) bps

Wholesale sales increased $169.3 million, or 15.0%, to $1.3 billion, due to increases in Europe, Middle East & Africa of 58.7% and Asia Pacific of 4.0%, partially offset by decreases in the Americas of 5.9%. Wholesale volume increased 13.7% and average selling price per unit increased 1.2%.

Wholesale gross margin decreased 250 basis points to 41.4% driven by higher costs per unit, driven by higher duties domestically as a result of higher tariff rates.

Direct-to-Consumer

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	$	%
Sales	$1,138,596	$1,025,532	113,064	11.0
Gross profit	762,916	687,455	75,461	11.0
Gross margin	67.0%	67.0%		0 bps

Direct-to-Consumer sales increased $113.1 million, or 11.0%, to $1.1 billion, which includes increases in the Americas of 8.6%, Europe, Middle East & Africa of 27.8% and Asia Pacific of 6.6%. Direct-to-Consumer volume increased 6.6% and average selling price per unit increased 4.1%.

Direct-to-Consumer gross margin remained consistent at 67.0%. Gross margin in the current period was impacted by higher costs per unit, driven by higher duties domestically as a result of higher tariff rates, partially offset by higher average selling prices, when compared to the prior year.

RESULTS OF OPERATIONS – SIX MONTHS

Selected information from our results of operations follows:

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%
Sales	$4,851,595	$4,409,230	442,365	10.0
Cost of sales	2,295,918	2,043,159	252,759	12.4
Gross profit	2,555,677	2,366,071	189,606	8.0
Gross margin	52.7%	53.7%		(100) bps
Operating expenses
Selling	436,956	392,371	44,585	11.4
General and administrative	1,680,514	1,468,371	212,143	14.4
Total operating expenses	2,117,470	1,860,742	256,728	13.8
As a % of sales	43.6%	42.2%		140 bps
Earnings from operations	438,207	505,329	(67,122)	(13.3)
Operating margin	9.0%	11.5%		(240) bps
Other income (expense)	70,047	(3,702)	73,749	n/m
Earnings before income taxes	508,254	501,627	6,627	1.3
Income tax expense	100,477	96,725	3,752	3.9
Net earnings	407,777	404,902	2,875	0.7
Less: Net earnings attributable to noncontrolling interests and redeemable noncontrolling interest	34,843	57,978	(23,135)	(39.9)
Net earnings attributable to Skechers U.S.A., Inc.	$372,934	$346,924	26,010	7.5

n/m: not meaningful.

Sales

Sales increased $442.4 million, or 10.0%, to $4.85 billion, compared to $4.41 billion as a result of a 14.2% increase internationally and a 3.2% increase domestically. Wholesale increased 11.0% and Direct-to-Consumer increased 8.8%. Sales increased overall due to higher sales volume and higher average selling prices.

Gross margin

Gross margin declined 100 basis points to 52.7% compared to 53.7%, due to higher costs per unit, driven by higher duties domestically as a result of higher tariff rates, partially offset by higher average selling prices.

Operating expenses

Operating expenses increased $256.7 million, or 13.8%, to $2,117.5 million, and as a percentage of sales increased 140 basis points to 43.6%. Selling expenses increased $44.6 million, or 11.4%, to $437.0 million, primarily due to higher demand creation expenditures. General and administrative expenses increased $212.1 million, or 14.4%, to $1,680.5 million. The increased expenses were driven by increases in labor costs of $84.0 million and facility related costs of $54.0 million, including rent and depreciation, largely due to our global retail expansion, as well as labor costs at our European distribution center. In addition, distribution costs increased $29.2 million, largely due to shipping and packaging costs.

Other income (expense)

Other income was $70.0 million for the six months ended June 30, 2025, as compared to an expense of $3.7 million for the six months ended June 30, 2024. The change of $73.7 million was primarily due to favorable foreign currency exchange rates in Europe.

Income taxes

Income tax expense and the effective tax rate were as follows:

	Six Months Ended June 30,
(in thousands)	2025	2024
Income tax expense	$100,477	$96,725
Effective tax rate	19.8%	19.3%

Our income tax expense and effective income tax rate are significantly impacted by the mix of our domestic and foreign earnings (losses) before income taxes. In the non-U.S. jurisdictions in which we have operations, the applicable statutory rates range from 0% to 35%, which on average are generally significantly lower than the U.S. federal and state combined statutory rate of approximately 26%. Year-to-date, the increase in the effective tax rate was due to global minimum tax rules that are effective for fiscal year 2025. The increase was partially offset by lower earnings in higher tax jurisdictions.

Noncontrolling interests and redeemable noncontrolling interest in net earnings of joint ventures

Noncontrolling interests and redeemable noncontrolling interest represents the share of net earnings that is attributable to our joint venture partners. Net earnings attributable to noncontrolling interests and redeemable noncontrolling interest decreased $23.1 million to $34.8 million, compared to $58.0 million in the prior year, due to lower earnings by our joint ventures, predominantly in China.

RESULTS OF SEGMENT OPERATIONS – SIX MONTHS

Wholesale

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%
Sales	$2,833,636	$2,553,809	279,827	11.0
Gross profit	1,213,557	1,133,022	80,535	7.1
Gross margin	42.8%	44.4%		(150) bps

Wholesale sales increased $279.8 million, or 11.0%, to $2.8 billion, due to increases in Europe, Middle East & Africa of 30.6%, the Americas of 0.9% and Asia Pacific of 1.4%. Wholesale volume increased 11.2% and average selling price per unit declined 0.2%.

Wholesale gross margin decreased 150 basis points to 42.8% driven by higher costs per unit, driven by higher duties domestically as a result of higher tariff rates.

Direct-to-Consumer

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%
Sales	$2,017,959	$1,855,421	162,538	8.8
Gross profit	1,342,120	1,233,049	109,071	8.8
Gross margin	66.5%	66.5%		0 bps

Direct-to-Consumer sales increased $162.5 million, or 8.8%, to $2,018.0 million, which includes increases in the Americas of 9.1%, Europe, Middle East & Africa of 25.5% and Asia Pacific of 1.3%. Direct-to-Consumer volume increased 6.4% and average selling price per unit increased 2.1%.

Direct-to-Consumer gross margin remained consistent at 66.5%. Gross margin in the current period was impacted by higher costs per unit, driven by higher duties domestically as a result of higher tariff rates, partially offset by higher average selling prices, when compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Outlook

We had cash and cash equivalents of $1,377.2 million as of June 30, 2025. Amounts held outside the U.S. were $1,308.6 million, or 95.0% and $567.9 million was available for repatriation to the U.S. as of June 30, 2025, without incurring additional U.S. federal income taxes and applicable non-U.S. income and withholding taxes.

As of June 30, 2025, we had unused credit capacity of $614.1 million on our corporate revolving credit facility, with an additional $250.0 million available through an accordion feature. We believe that anticipated cash flows from operations, existing cash and investment balances, available borrowings under our revolving credit facility, and current financing arrangements will be sufficient to provide us with the liquidity necessary to fund our anticipated working capital and capital requirements for the next twelve months.

Cash Flows

Our working capital as of June 30, 2025 was $2.5 billion, an increase of $342.8 million from working capital of $2.2 billion at December 31, 2024. Our cash and cash equivalents as of June 30, 2025 were $1,377.2 million, compared to $1,116.5 million as of December 31, 2024. Our primary source of operating cash is collections from customers. Our primary uses of cash are inventory purchases, selling, general and administrative expenses and capital expenditures.

Operating Activities

For the six months ended June 30, 2025, net cash provided by operating activities was $448.2 million compared to $494.4 million for the six months ended June 30, 2024. The $46.3 million decrease in operating cash flows primarily resulted from changes in working capital.

Investing Activities

Net cash used in investing activities was $315.0 million for the six months ended June 30, 2025, compared to $240.4 million for the six months ended June 30, 2024. The $74.5 million increase was due to increased capital expenditures of $161.2 million, partially offset by net investment activity of $76.7 million.

Our capital investments remain focused on supporting our strategic growth priorities, growing our Direct-to-Consumer business, as well as expanding the presence of our brand internationally. Capital expenditures for the six months ended June 30, 2025 were $330.7 million, which included $157.0 million related to the expansion of our global distribution infrastructure and $110.5 million related to investments in our retail stores and direct-to-consumer technologies. We expect to fund ongoing capital expenses through a combination of available cash and borrowings.

Financing Activities

Net cash provided by financing activities was $100.1 million during the six months ended June 30, 2025, compared to net cash used of $163.7 million during the six months ended June 30, 2024. The change of $263.9 million is the result of increased borrowings of $86.6 million, partially offset by repurchases of common stock of $120.0 million during the prior period.

Capital Resources and Prospective Capital Requirements

Share Repurchase Program

On July 25, 2024, the Company's Board of Directors announced a share repurchase program, pursuant to which the Company may purchase up to $1.0 billion in shares of its Class A Common Stock. This repurchase program expires on July 25, 2027, does not obligate the Company to acquire any particular amount of shares and replaced the prior share repurchase program authorization. Remaining repurchase authorization under the repurchase program was terminated upon commencement of the new program. As of June 30, 2025, $789.9 million remains available under the Share Repurchase program.

Financing Arrangements

As of June 30, 2025, outstanding borrowings were $584.3 million, of which $130.0 million related to our corporate revolving credit facility, $299.8 million related to loans for our domestic and China distribution centers, $104.9 million related to our operations in China, and the remainder related to our international operations. Our short-term and long-term debt obligations contain both financial and non-financial covenants, including cross-default provisions. We were in compliance with all debt covenants related to our short-term and long-term borrowings as of the date of this quarterly report. See Note 4 – Financial Commitments of the Unaudited Condensed Consolidated Financial Statements for additional information.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates did not change materially during the quarter ended June 30, 2025.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Handsfree Labs Licensing, LLC, Fast IP, LLC and Kizik Design, LLC v. Skechers USA, Inc. – On July 24, 2025, Handsfree Labs Licensing, LLC, Fast IP, LLC and Kizik Design, LLC (collectively, “Kizik”) filed an action against our company in the United States District Court for the Eastern District of Texas, Case No. 2:25-CV-00744, alleging that Skechers Slip-ins shoes infringe the claims of four Kizik utility patents and two Kizik design patents. Kizik seeks injunctive relief, a finding of willful infringement, damages, pre-judgment and post-judgment interest, attorneys’ fees and costs. While it is too early to predict the outcome of the District Court case, or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this matter vigorously.

Key West Police Officers & Firefighters Retirement Plan v. Skechers U.S.A., Inc., et al., No. 2:25-cv-04863 (C.D. Cal.) (the “Key West Action”). On May 29, 2025, a purported holder of Class A Common Stock filed the Key West Action in the United States District Court, Central District of California. The Key West Action brings claims under Section 13(e) of the Exchange Act against Skechers, Robert Greenberg and Michael Greenberg, which seeks, among other things, additional disclosures, to enjoin Skechers from enforcing the Election Deadline and from Closing the Merger until additional disclosures are filed, as well as attorneys’ fees and costs. On June 3, 2025, Plaintiff filed an ex parte application (the “Application”) to shorten the time for the hearing on its motion for preliminary injunction. On June 5, 2025, the Court denied Plaintiff’s Application and struck the motion for preliminary injunction without prejudice. On June 23, 2025, Plaintiff renewed its motion for preliminary injunction (the “Motion”). Defendants filed their opposition to the Motion on June 30, 2025, and Plaintiff filed its reply on July 7, 2025. By order dated July 18, 2025, the Court denied the motion for a preliminary injunction without prejudice. Defendants’ deadline to respond to the complaint is August 18, 2025. While it is too early to predict the outcome of this case, or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this matter vigorously.

Nike, Inc. v. Skechers USA, Inc. – On November 6, 2023, Nike filed an action against our company in the United States District Court for the Central District of California, Case No. 2:23-CV-09346, alleging that certain Skechers shoe designs infringe the claims of six Nike utility patents that purportedly cover Nike’s Flyknit technologies. Nike seeks injunctive relief, damages (including treble damages), pre-judgment and post-judgment interest, and costs. On January 12, 2024, we answered Nike’s complaint, denying the allegations, and filed counterclaims seeking declarations of invalidity of the asserted patents, and non-infringement. The District Court held a claim construction hearing on September 20, 2024, but has not yet issued its ruling. In early November 2024, we filed petitions with the Patent Trial and Appeals Board (“PTAB”) seeking to institute inter partes review of each of the six Nike utility patents being asserted against us. On February 5, 2025, the District Court stayed the case before it pending PTAB's decision on our petitions. In May and June 2025, PTAB instituted inter partes review of one of the Nike utility patents being asserted against Skechers, but declined to institute inter partes review as to the others. After Nike informed the District Court that it was dismissing its infringement claims against Skechers with respect to the patent that PTAB instituted inter partes review, the District Court lifted the stay and the litigation will now resume. While it is too early to predict the outcome of the District Court case, or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this matter vigorously.

Other than the matters described above, there have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 1A. Risk Factors

Other than the following risk factors, there have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and Part II, Item 1A. in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

The announcement and pendency of our agreement to be acquired by Beach Acquisition Co Parent, LLC may have an adverse effect on our business, operating results and our stock price, and may result in the loss of employees, customers, suppliers, and other business partners.

On May 4, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Beach Acquisition Co Parent, LLC, a Delaware limited liability company (“Parent”), and Beach Acquisition Merger Sub, Inc., a Delaware corporation (“Merger Sub”), pursuant to which, upon the terms and subject to conditions thereof, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and becoming a subsidiary of Parent (the “Merger”). We are subject to risks in connection with the announcement and pendency of the Merger, including, but not limited to, the following:

•
market reaction to the announcement of the Merger;
•
changes in our business, operations, financial position, and prospects;
•
market assessments of the likelihood that the Merger will be consummated;
•
the merger consideration offered per share will not be increased to account for any positive changes in our business, assets, liabilities, prospects, outlook, financial condition, or results of operations during the pendency of the Merger, including any successful execution of our current strategy as an independent company or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•
potential adverse effects on our relationships with our current customers, suppliers and other business partners, or those with which we are seeking to establish business relationships, due to uncertainties about the Merger;
•
the pendency and outcome of the legal proceedings that have been or may be instituted against us, our directors, executive officers and others relating to the transactions contemplated by the Merger Agreement; and
•
the possibility of disruption to our business, including increased costs and diversion of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to us.

The Merger is subject to certain conditions, some or all of which may not be satisfied, and the Merger may not be completed on a timely basis, if at all.

The obligations of Parent and Skechers to complete the Merger are subject to the satisfaction or waiver of a number of conditions, including, among others, (i) the expiration or termination of the applicable waiting period under the HSR Act and the approval, clearance or expiration under certain specified antitrust laws and foreign investment laws and (ii) since the date of the Merger Agreement, no material adverse effect has occurred and is continuing.

Although Parent and Skechers have agreed in the Merger Agreement to use their reasonable best efforts to complete the Transaction as promptly as practicable, many of the closing conditions are not within Parent’s or Skechers’ control, and neither company can predict when or if these conditions will be satisfied. If any of these conditions are not satisfied or waived prior to November 4, 2025, which deadline may be extended to February 4, 2026 in certain circumstances, it is possible that the Merger Agreement will be terminated. The failure to satisfy all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within the expected timeframe. There can be no assurance that all closing conditions will be satisfied or waived, or that the Merger will be completed, within the expected timeframe or at all.

If the parties determine to waive any of the conditions to the closing of the Merger, such decision may have an adverse effect on Skechers and our stockholders.

Failure to complete the Merger could negatively affect our stock price and our future business and financial results.

If the Merger is not completed, our ongoing business, financial condition, financial results and stock price may be materially adversely affected. Without realizing any of the benefits of having completed the Merger, we will be subject to a number of risks, including the following:

•
the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the Merger will be completed;
•
we may experience negative reactions from our employees and may not be able to retain key management personnel and other key employees;
•
we will have incurred, and will continue to incur, significant non-recurring costs in connection with the Merger that we may be unable to recover;
•
we may experience negative reactions from the financial markets or from suppliers, customers and regulators;
•
time and resources committed by our management to matters relating to the Merger could otherwise have been devoted to pursuing other beneficial opportunities for Skechers;
•
we could owe a termination fee of $339,883,891 to Parent under certain circumstances;
•
if the Merger Agreement is terminated and our Board seeks another business combination, there can be no assurance that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms to which Parent has agreed in the Merger Agreement; and
•
litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us or Parent to perform their respective obligations pursuant to the Merger Agreement.

If any of these risks materialize it could materially adversely impact our ongoing business, financial condition, financial results and stock price. Similarly, delays in the completion of the Merger could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Merger.

We will incur direct and indirect costs as a result of the Merger, which may be more expensive to complete than anticipated.

We have incurred, and will continue to incur, substantial costs, expenses and fees for professional services and other transaction costs in connection with the Merger. The Merger may be more expensive to complete than anticipated as a result of unexpected factors or events, including, but not limited to, delays in consents or approvals or developments in the political environment. Skechers may incur additional costs or suffer loss of business under third-party contracts that are terminated or that contain change in control or other provisions that may be triggered by the completion of the Merger, and/or losses of, or decreases in orders by, customers, and may also incur costs to maintain employee morale and to retain certain key management personnel and employees. Skechers will also incur transaction fees and costs related to formulating operational plans, and the execution of these plans may lead to additional unanticipated costs and time delays. Factors beyond our control could materially affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately. Many of these fees and costs are payable by us regardless of whether the Merger is consummated.

We are subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect our business, operating results and our stock price.

Under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, generally requiring us to conduct our businesses in all material respects in the ordinary course of business, to use reasonable best efforts to cooperate in seeking regulatory approvals, and to not engage in certain specified activities without Parent’s prior consent. We may find that these and other obligations in the Merger Agreement may delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think such responses may be advisable. Such limitations could adversely affect our business, operating results and our stock price and our perceived acquisition value, regardless of whether the Merger is completed. These risks described may be exacerbated by delays or other adverse developments with respect to the completion of the Merger.

The business relationships of Skechers and its subsidiaries may be subject to disruption due to uncertainty associated with the Transaction, which could have an adverse effect on our results of operations, cash flows and financial position.

Parties with which we, or our subsidiaries, do business may be uncertain as to the effects the Merger may have on them, including with respect to current or future business relationships with us or our subsidiaries. These relationships may be subject to disruption as customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to terminate, change or renegotiate their relationships with us or consider entering into business relationships with parties other than us or our respective subsidiaries. These disruptions could have an adverse effect on our results of operations, cash flows and financial position. The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.

Uncertainties associated with the Merger may cause a loss of our employees during the pendency of the Merger and under Parent’s ownership following the Merger.

Our current and prospective employees may experience uncertainty about their future roles under Parent’s management following the Merger, which may materially adversely affect our ability to attract, retain, and motivate key personnel during the pendency of the Merger. Our employees could lose productivity as a result of uncertainty regarding their employment following the Merger. Key personnel may depart Skechers because of issues relating to the uncertainty and difficulty of the post-closing operations of Skechers’ business or a desire not to remain with Skechers under Parent’s management following the Transaction. Accordingly, no assurance can be given that we will be able to retain key employees to the same extent that we have been able to in the past. Skechers may lose significant expertise and talent relating to the business of Skechers. The loss of any member of the senior management team could impair Skechers’ ability to execute its business plan and growth strategy, have a negative impact on its revenues and the effective working relationships that its executive management have developed and cause employee morale problems and the loss of additional key employees, agents, managers and clients.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, which could discourage a potential competing acquiror of the Company from proposing an alternative transaction.

The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to solicit, initiate, propose or induce the making, submission or announcement of, or knowingly encourage, facilitate or assist, any proposal or inquiry that constitutes, or could reasonably be expected to lead to, an Acquisition Proposal (as defined in the Merger Agreement), or take certain other restricted actions in connection therewith. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquiror that might have an interest in acquiring all or a significant portion of the Company or pursuing an alternative transaction from considering or proposing such a transaction.

Legal proceedings against Skechers and Parent could result in substantial costs, an injunction preventing the completion of the Merger and/or a judgment resulting in the payment of damages.

On May 29, 2025, a purported holder of Skechers Class A Common Stock filed an action under Section 13(e) of the Exchange Act against Skechers, Robert Greenberg and Michael Greenberg, which seeks, among other things, additional disclosures, to enjoin Skechers from enforcing the election deadline and from closing the Merger until additional disclosures are filed, as well as attorneys’ fees and costs. Skechers and Parent believe that the Merger fully complies with all applicable laws and that the claims asserted in the complaint are without merit.

It is possible that additional litigation against Skechers, Parent, their respective affiliates and/or their respective boards of directors and management and the independent committee may be filed in the future. Even if a lawsuit is unsuccessful, defending against these claims can result in substantial costs. An adverse judgment could result in monetary damages, which could have a negative impact on Skechers’ liquidity and financial condition. These lawsuits could prevent or delay the completion of the Transaction and result in significant costs to Skechers and/or Parent, including any costs associated with the indemnification of directors and officers. There can be no assurance that any of the defendants will be successful in the outcome of any potential lawsuits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the share repurchase activity during the quarter ended June 30, 2025.

Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased under the Share Repurchase Program	Maximum Dollar Value of Shares that May Yet Be Purchased under the Share Repurchase Program (in thousands)
April 30, 2025	—	$—	—	$789,935
May 31, 2025	—	—	—	789,935
June 30, 2025	—	—	—	789,935
Total	—	$—	—

On July 25, 2024, the Company's Board of Directors announced a share repurchase program pursuant to which the Company may purchase shares of its Class A Common Stock, for an aggregate repurchase price not to exceed $1.0 billion. This repurchase program expires on July 25, 2027 and does not obligate the Company to acquire any particular amount of shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(a)
U.S. Employee Change in Control Severance Plan

On August 7, 2025, the Company's Board of Directors adopted the Skechers U.S.A., Inc. U.S. Employee Change in Control Severance Plan (the “Severance Plan”). Participants in the Severance Plan include full-time or part-time employees of the Company employed in the United States. The Severance Plan provides for the payment of certain benefits in connection with a termination of employment without “cause” or resignation for “good reason” (excluding a termination for death or disability) on or within twelve (12) months following the date of the closing of the Merger. Such benefits consist of continued base salary payments and COBRA continuation coverage for a certain number of months following termination that corresponds to each participant’s job level tier, subject to the participant’s execution and non-revocation of a release of claims and compliance with certain other obligations specified in the Severance Plan.

Under the Severance Plan, on a qualifying termination following the closing of the Merger, Messrs. Robert Greenberg, John Vandemore, and Mark Nason would each be entitled to continued payment of their base salaries for 18 months, as well as continuation of COBRA coverage for 18 months, subject to the release requirement. Messrs. Michael Greenberg and David Weinberg are eligible for severance benefits pursuant to the terms of their employment agreements with the Company and would not be eligible for additional benefits under the Severance Plan.

(b)
None.
(c)
During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each such term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

2.1**

Agreement and Plan of Merger, dated as of May 4, 2025, by and among Beach Acquisition Co Parent, LLC, Beach Acquisition Merger Sub, Inc. and Skechers U.S.A., Inc. (incorporated by reference to Exhibit Number 2.1 of the Registrant's Form 8-K filed on May 5, 2025).

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

10.1**+

Form of Amended and Restated Limited Liability Company Agreement of Beach Acquisition Co Parent, LLC (incorporated by reference to Exhibit Number 10.1 of the Registrant's Form 8-K filed on May 5, 2025).

10.2**+

Support Agreement, dated as of May 4, 2025, by and among the Company, Greenberg Family Trust, the Skechers Voting Trust, Robert Greenberg and members of the Greenberg family (incorporated by reference to Exhibit Number 10.2 of the Registrant's Form 8-K filed on May 5, 2025).

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

** The schedules and exhibits have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.

+ Certain portions of this exhibit are omitted pursuant to Item 601(b)(10)(iv) of Regulations S-K because they are not material and are the type that the registrant treats as private or confidential. The Company hereby agrees to furnish a copy of any omitted portion to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2025	SKECHERS U.S.A., INC.

	By:	/s/ John Vandemore
John Vandemore
Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)